Form 10-Q
period 2021-06-30
Omega Alpha SPAC
filed 2021-08-13
CIK 1832010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2021, 14,301,000 shares of Class A ordinary shares, par value $0.0001 per share, and 3,450,000 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

OMEGA ALPHA SPAC

Form 10-Q

For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

OMEGA ALPHA SPAC

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$664,260	$—
Prepaid expenses	623,931	—
Due from related party, net	15,241	—
Total current assets	1,303,432	—
Investments held in Trust Account	138,006,428	—
Deferred offering costs associated with the initial public offering	—	399,211
Total Assets	$139,309,860	$399,211

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$18,164	$265,256
Accrued expenses	70,000	43,047
Note payable - related party	—	98,365
Total current liabilities	88,164	406,668
Deferred underwriting commissions	4,830,000	—
Total liabilities	4,918,164	406,668

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 12,939,169 and -0- shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	129,391,690	—

Shareholders' Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 1,361,831 and -0- shares issued and outstanding (excluding 12,939,169 and -0- shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	136	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	345	345
Additional paid-in capital	5,513,506	24,655
Accumulated deficit	(513,981)	(32,457)
Total shareholders' equity (deficit)	5,000,006	(7,457)
Total Liabilities and Shareholders' Equity (Deficit)	$139,309,860	$399,211

The accompanying notes are an integral part of these unaudited condensed financial statements.

OMEGA ALPHA SPAC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
General and administrative expenses	$203,910	$487,952
Loss from operations	203,910	487,952

Income from investments held in Trust Account	3,441	6,428
Net loss	$(200,469)	$(481,524)

Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	13,800,000	13,800,000
Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	$0.00	$0.00

Basic and diluted weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	3,951,000	3,898,459
Basic and diluted net loss per ordinary share, Class A and Class B non-redeemable ordinary shares	$(0.05)	$(0.13)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OMEGA ALPHA SPAC

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	3,450,000	$345	$24,655	$(32,457)	$(7,457)
Sale of Class A ordinary shares in initial public offering, gross	13,800,000	1,380	—	—	137,998,620	—	138,000,000
Offering costs	—	—	—	—	(8,129,323)	—	(8,129,323)
Sale of private placement shares to Sponsor in private placement	501,000	50	—	—	5,009,950	—	5,010,000
Shares subject to possible redemption	(12,959,216)	(1,296)	—	—	(129,590,864)	—	(129,592,160)
Net loss	—	—	—	—	—	(281,055)	(281,055)
Balance - March 31, 2021 (unaudited)	1,341,784	$134	3,450,000	$345	$5,313,038	$(313,512)	$5,000,005
Shares subject to possible redemption	20,047	2	—	—	200,468	—	200,470
Net loss	—	—	—	—	—	(200,469)	(200,469)
Balance – June 30, 2021 (unaudited)	1,361,831	136	3,450,000	345	5,513,506	(513,981)	5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

OMEGA ALPHA SPAC

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(481,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(6,428)
Changes in operating assets and liabilities:
Prepaid expenses	(623,931)
Due from related party, net	(15,241)
Accounts payable	16,112
Accrued expenses	(4,583)
Net cash used in operating activities	(1,115,595)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(138,000,000)
Net cash used in investing activities	(138,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	46,209
Payment of note payable to related party	(144,574)
Proceeds received from initial public offering, gross	138,000,000
Proceeds received from private placement	5,010,000
Offering costs paid	(3,131,780)
Net cash provided by financing activities	139,779,855

Net change in cash	664,260

Cash - beginning of the period	—
Cash - end of the period	$664,260

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$70,000
Reversal of offering costs included in accrued expenses in prior year	$(38,464)
Deferred underwriting commissions	$4,830,000
Initial value of Class A ordinary shares subject to possible redemption	$129,841,480
Change in value of Class A ordinary shares subject to possible redemption	$(449,790)

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from October 26, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering (as defined below).

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

These Public Shares have been classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s Chief Financial Officer prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $664,000 in its operating bank account and working capital of approximately $1.2 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $145,000 from the Sponsor pursuant to the Note (as defined in Note 4) (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on January 13, 2021. No future borrowings are permitted under this Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4) (see Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. As of June 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Due from Related Party, Net

Due from related party, net consist of amounts due to (from) the Company from (to) the Sponsor, a related party, and are recorded at the net amount. As of June 30, 2021, approximately $15,000 is due from the Sponsor and is included in due from related party, net on the accompanying condensed balance sheets. There was no balance due from related party, net at Decembeer 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Additionally, the Company’s investments held in the Trust Account are classified as assets that are not current, as such funds are restricted from use until the Business Combination, which the Company has until January 11, 2023 to complete.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” approximate the carrying amounts represented in the balance sheet due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriter fees and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 12,939,169 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets. There were no Class A ordinary shares outstanding as of December 31, 2020.

Net Income (Loss) Per Ordinary Share

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A redeemable ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A redeemable ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class A and Class B nonredeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B nonredeemable ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

At June 30, 2021, the Company did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021
Class A redeemable ordinary shares
Numerator: Income allocable to Class A redeemable ordinary shares
Income from investments held in Trust Account	$3,441	$6,428
Less: Company's portion available to be withdrawn to pay taxes	—	—
Net income attributable	$3,441	$6,428
Denominator: Weighted average Class A redeemable ordinary shares
Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	13,800,000	13,800,000
Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	$0.00	$0.00

Class A and Class B non-redeemable ordinary shares
Numerator: Net loss minus net income allocable to Class A redeemable ordinary shares
Net loss	$(200,469)	$(481,524)
Net income allocable to Class A redeemable ordinary shares	3,441	6,428
Net loss attributable	$(203,910)	$(487,952)
Denominator: weighted average Class A and Class B non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	3,951,000	3,898,459
Basic and diluted net loss per ordinary share, Class A and Class B non-redeemable ordinary shares	$(0.05)	$(0.13)

Income Taxes

FASB ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Related Party Loans

On November 2, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $145,000 under the Note. On January 13, 2021, the Company repaid the Note in full. No future borrowings are permitted under this Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Forward Purchase Arrangement

The Sponsor has indicated an interest to purchase up to an aggregate of $25.0 million of the Company’s ordinary shares in a private placement that would occur concurrently with the consummation of the initial Business Combination. However, because indications of interest are not binding agreements or commitments to purchase, the Sponsor may determine not to purchase any such shares, or to purchase fewer shares than it has indicated an interest in purchasing. Furthermore, the Company is not under any obligation to sell any such shares.

General

From time to time, certain invoices of the Sponsor (the Company) are paid for by the Company (the Sponsor) and reimbursed to the Company (the Sponsor) at a later date by the Sponsor (the Company).

NOTE 5 — COMMITMENTS & CONTINGENCIES

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

NOTE 6 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 1,361,831 and -0- Class A ordinary shares outstanding, excluding 12,939,169 and -0- Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On November 2, 2020, the Company issued 3,593,750 Class B ordinary shares. On November 13, 2020, the Sponsor contributed 718,750 Class B ordinary shares back to the Company. On December 29, 2020, the Sponsor transferred 42,000 Founder Shares to each of the Company’s non-employee directors, such number reflecting the adjustment by the share sub-division described below. On January 7, 2021, the Company effected a share sub-division, resulting in an aggregate of 3,450,000 Class B ordinary shares outstanding. All shares and associated amounts have been adjusted and retroactively restated to reflect the share surrender and the share sub-division. Of the 3,450,000 Class B ordinary shares outstanding, an aggregate of up to 450,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement) after the Initial Public Offering (See Note 4). The underwriters fully exercised the over-allotment option on January 7, 2021; thus, these 450,000 Class B ordinary shares were no longer subject to forfeiture. As of June 30, 2021 and December 31, 2020, there were 3,450,000 Class B ordinary shares outstanding.

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

Note 7 – FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Mutual funds invested in US Treasury securities	$138,006,428	—	—

There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2020.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the three and six months ended June 30, 2021.

Note 8—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Upon the closing of the Initial Public Offering and Private Placement, $138.0 million ($10.00 per share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in the trust account (the “Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and will only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the assets held in the Trust Account. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied toward consummating a business combination. As of June 30, 2021, the balance of the Trust Account was approximately $138.0 million.

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

Results of Operations

Our entire activity from our inception on October 26, 2020 up to January 11, 2021 was in preparation for and for the consummation of the Initial Public Offering. Since the closing of our Initial Public Offering, our activity has been limited to evaluating and searching for business combination candidates. As of June 30, 2021, we had not identified any business combination target. We generate small amounts of non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal fees; financial reporting; accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of approximately $200,000, which consisted of approximately $204,000 in general and administrative costs, partly offset by approximately $3,000 investment income from our Trust Account.

For the six months ended June 30, 2021, we had net loss of approximately $482,000, which consisted of approximately $488,000 in general and administrative costs, partly offset by approximately $6,000 investment income from our Trust Account.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $664,000 in our operating bank account, working capital of approximately $1.2 million, and approximately $6,000 of investment income available in the Trust Account for our tax obligations, to the extent any.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for our issuance of certain Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), a loan of approximately $98,000 through December 31, 2020 and approximately $145,000 in total prior to the Initial Public Offering from our Sponsor pursuant to a promissory note (the “Note”), and since the Initial Public Offering, the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on January 13, 2021. No future borrowings are permitted under this Note. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any working capital loan.

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

Contractual Obligations

As of June 30, 2021, we did not have any lease obligations or purchase obligations.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as provided for in Item 303(b) of Regulation S-K.

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

Investments Held in the Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Additionally, investments held in the Trust Account are classified as assets that are not current, as such funds are restricted from use until a business combination, which we have until January 11, 2023 to complete.

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 12,939,169 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets. There were no Class A ordinary shares outstanding as of December 31, 2020.

Net Income (Loss) Per Ordinary Share

Our condensed statements of operations include a presentation of net income (loss) per share for Class A redeemable ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A redeemable ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class A and Class B nonredeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B nonredeemable ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

At June 30, 2021, we did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the period ended December 31, 2020, filed with the SEC on March 25, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2020, except for the below risk factor. We may disclose changes to such factors from time to time in our future filings with the SEC.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has resulted in a widespread health crisis that has adversely affected the globally economy, disrupted global supply chains, lowered equity market valuations and created significant volatility and disruption in financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Such adverse effects may become heightened concerns as a result of subsequent waves of infections or emerging variant strains of the coronavirus disease.

Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to conduct due diligence activities and have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

As of June 30, 2021, we had approximately $664,000 in cash held outside the Trust Account and will be used to fund our operating expenses.

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

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August, 2021.

OMEGA ALPHA SPAC

By:	/s/ Otello Stampacchia
Name:	Otello Stampacchia
Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

By:	/s/ Francesco Draetta
Name:	Francesco Draetta
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)