Form 10-Q
period 2021-09-30
Omega Alpha SPAC
filed 2021-11-12
CIK 1832010

11UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, 14,301,000 shares of Class A ordinary shares, par value $0.0001 per share, and 3,450,000 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

OMEGA ALPHA SPAC

Form 10-Q

For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

OMEGA ALPHA SPAC

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$641,554	$—
Prepaid expenses	506,509	—
Due from related party, net	1,063	—
Total current assets	1,149,126	—
Investments held in Trust Account	138,009,907	—
Deferred offering costs associated with the initial public offering	—	399,211
Total Assets	$139,159,033	$399,211

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$37,511	$265,256
Accrued expenses	70,000	43,047
Note payable - related party	—	98,365
Total current liabilities	107,511	406,668
Deferred underwriting commissions	4,830,000	—
Total liabilities	4,937,511	406,668

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 479,000,000 shares authorized; 13,800,000 and -0- shares issued and outstanding at $10.00 per share at redemption as of September 30, 2021 and December 31, 2020, respectively	138,000,000	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 501,000 and -0- shares issued and outstanding (excluding 13,800,000 and -0- shares subject to possible redemption) as of September 30, 2021 and December 31, 2020, respectively	50	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	345	345
Additional paid-in capital	—	24,655
Accumulated deficit	(3,778,873)	(32,457)
Total shareholders’ deficit	(3,778,478)	(7,457)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$139,159,033	$399,211

The accompanying notes are an integral part of these unaudited condensed financial statements.

OMEGA ALPHA SPAC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
General and administrative expenses	$173,653	$661,605
Loss from operations	(173,653)	(661,605)

Income from investments held in Trust Account	3,479	9,907
Net loss	$(170,174)	$(651,698)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	14,301,000	13,777,154
Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.01)	$(0.04)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,450,000	3,433,516
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.01)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OMEGA ALPHA SPAC

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	3,450,000	$345	$24,655	$(32,457)	$(7,457)
Sale of private placement shares to Sponsor in private placement	501,000	50	—	—	5,009,950	—	5,010,000
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(5,034,605)	(3,094,718)	(8,129,323)
Net loss	—	—	—	—	—	(281,055)	(281,055)
Balance - March 31, 2021 (unaudited)	501,000	$50	3,450,000	$345	$—	$(3,408,230)	$(3,407,835)
Net loss	—	—	—	—	—	(200,469)	(200,469)
Balance – June 30, 2021 (unaudited)	501,000	50	3,450,000	345	—	(3,608,699)	(3,608,304)
Net loss	—	—	—	—	—	(170,174)	(170,174)
Balance – September 30, 2021 (unaudited)	501,000	$50	3,450,000	$345	$—	$(3,778,873)	$(3,778,478)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OMEGA ALPHA SPAC

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(651,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(9,907)
Changes in operating assets and liabilities:
Prepaid expenses	(506,509)
Due from related party	(1,063)
Accounts payable	35,459
Accrued expenses	(4,583)
Net cash used in operating activities	(1,138,301)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(138,000,000)
Net cash used in investing activities	(138,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	46,209
Payment of note payable to related party	(144,574)
Proceeds received from initial public offering, gross	138,000,000
Proceeds received from private placement	5,010,000
Offering costs paid	(3,131,780)
Net cash provided by financing activities	139,779,855

Net change in cash	641,554

Cash - beginning of the period	—
Cash - end of the period	$641,554

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$70,000
Reversal of offering costs included in accrued expenses in prior year	$(38,464)
Deferred underwriting commissions	$4,830,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from October 26, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.

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

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Notwithstanding the foregoing, if the Company seeks shareholder approval of its Business Combination and does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the Initial Public Offering without the prior consent of the Company.

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

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $642,000 in its operating bank account and working capital of approximately $1.0 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $145,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on January 13, 2021. No future borrowings are permitted under this Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K for the period ended December 31, 2020, filed by the Company with the SEC on March 25, 2021.

Revision to Previously Reported Financial Statements

In preparing the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares issued in its Initial Public Offering (“Public Shares”) in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.  Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Public Shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering (including exercise of the over-allotment option) and in accordance with ASC 480. The change in the carrying value of the redeemable Public Shares at the Initial Public Offering resulted in a decrease of approximately $5.1 million in additional paid-in capital and an increase of approximately $3.1 million to accumulated deficit, as well as a reclassification of 815,852 shares of Public Shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statements included as an exhibit to the Company’s Form 8-K filed with the SEC on January 15, 2021 and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021 is a reclassification of $8.4 million and $8.6 million, respectively, from total shareholders’ equity to Public Shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with the change in presentation for the Public Shares subject to possible redemption, the Company has revised its earnings per ordinary share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. As of September 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Due from Related Party, Net

Due from related party, net consist of amounts due to (from) the Company from (to) the Sponsor, a related party, and are recorded at the net amount. As of September 30, 2021, approximately $1,000 is due from the Sponsor and is included in due from related party, net on the accompanying condensed balance sheets. There was no balance due from related party, net as of December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Additionally, the Company’s investments held in the Trust Account are classified as assets that are not current, as such funds are restricted from use until the Business Combination, which the Company has until January 11, 2023, to complete.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheet due to their short-term nature.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriter fees and other costs incurred that were directly related to the Initial Public Offering and that were charged against their carrying value upon the completion of the Initial Public Offering. The Company classifies

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, 13,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets. There were no Class A ordinary shares outstanding as of December 31, 2020.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

At September 30, 2021, the Company did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per ordinary share for each class of ordinary shares:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(137,100)	$(33,074)	$(521,685)	$(130,013)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,301,000	3,450,000	13,777,154	3,433,516

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Income Taxes

FASB ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

On November 2, 2020, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in consideration of 3,593,750 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On November 13, 2020, the Sponsor contributed 718,750 Founder Shares back to the Company. On December 29, 2020, the Sponsor transferred 42,000 Founder Shares to each of the Company’s non-employee directors, such number reflecting the adjustment by the share sub-division described below. On January 7, 2021, the Company effected a share sub-division, resulting in an aggregate of 3,450,000 Founder Shares outstanding. All shares and associated amounts have been adjusted and retroactively restated to reflect the share surrender and the share sub-division. The Sponsor agreed to forfeit up to 450,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares) after the Initial Public Offering. The underwriters fully exercised the over-allotment option on January 7, 2021; thus, these 450,000 Founder Shares were no longer subject to forfeiture.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination,

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 6 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 479,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of September 30, 2021, there were 13,800,000 shares of Class A ordinary shares outstanding that were subject to possible redemption and are classified outside of permanent equity in the unaudited condensed balance sheet. There were no Class A ordinary shares issued and outstanding at December 31, 2020.

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheet is reconciled on the following table:

Gross proceeds	$138,000,000
Less:
Class A ordinary shares issuance costs	(8,129,323)
Plus:
Accretion of carrying value to redemption value	8,129,323
Class A ordinary shares subject to possible redemption	$138,000,000

NOTE 7 - SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 14,301,000 Class A ordinary shares issued and outstanding,of which 13,800,000 were subject to possible redemption and are classified outside of permanent equity in the unaudited condensed balance sheet (see Note 6).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On November 2, 2020, the Company issued 3,593,750 Class B ordinary shares. On November 13, 2020, the Sponsor contributed 718,750 Class B ordinary shares back to the Company. On December 29, 2020, the Sponsor transferred 42,000 Founder Shares to each of the Company’s non-employee directors, such number reflecting the adjustment by the share sub-division described below. On January 7, 2021, the Company effected a share sub-division, resulting in an aggregate of 3,450,000 Class B ordinary shares outstanding. All shares and associated amounts have been adjusted and retroactively restated to reflect the share surrender and the share sub-division. Of the 3,450,000 Class B ordinary shares outstanding, an aggregate of up to 450,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement) after the Initial Public Offering (See Note 4). The underwriters fully exercised the over-allotment option on January 7, 2021; thus, these 450,000 Class B ordinary shares were no longer subject to forfeiture. As of September 30, 2021 and December 31, 2020, there were 3,450,000 Class B ordinary shares outstanding.

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

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Note 8 – FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Mutual funds invested in US Treasury securities	$138,009,907	—	—

There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2020.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the three and nine months ended September 30, 2021.

Note 9 - SUBSEQUENT EVENTS

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

Overview

We are a blank check company incorporated on October 26, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. While we may pursue an acquisition opportunity in any business or industry, we are focusing on the healthcare or healthcare-related industries to capitalize on the expertise and capabilities of our management team in order to create long-term shareholder value. In particular, we are targeting North American or European companies in the biotechnology sector where our management has extensive investment experience. Our sponsor is Omega Alpha Management, a Cayman Islands limited liability company (the “Sponsor”).

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

Upon the closing of the Initial Public Offering and Private Placement, $138.0 million ($10.00 per share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in the trust account (the “Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and will only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the assets held in the Trust Account. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied toward consummating a business combination. As of September 30, 2021, the balance of the Trust Account was approximately $138.0 million.

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

Results of Operations

Our entire activity from our inception on October 26, 2020, up to January 11, 2021 was in preparation for and for the consummation of the Initial Public Offering. Since the closing of our Initial Public Offering, our activity has been limited to evaluating and searching for business combination candidates. As of September 30, 2021, we had not identified any business combination target. We generate small amounts of non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal fees; financial reporting; accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net loss of approximately $170,000, which consisted of approximately $174,000 in general and administrative costs, partly offset by approximately $3,000 investment income from our Trust Account.

For the nine months ended September 30, 2021, we had net loss of approximately $652,000, which consisted of approximately $662,000 in general and administrative costs, partly offset by approximately $10,000 investment income from our Trust Account.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $642,000 in our operating bank account, working capital of approximately $1.0 million, and approximately $10,000 of investment income available in the Trust Account for our tax obligations, to the extent any.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for our issuance of certain Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), a loan of approximately $98,000 through December 31, 2020 and approximately $145,000 in total prior to the Initial Public Offering from our Sponsor pursuant to a promissory note (the “Note”), and since the Initial Public Offering, the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on January 13, 2021. No future borrowings are permitted under this Note. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any working capital loan.

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

Contractual Obligations

As of September 30, 2021, we did not have any lease obligations or purchase obligations.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as provided for in Item 303(b) of Regulation S-K.

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

Investments Held in the Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Additionally, investments held in the Trust Account are classified as assets that are not current, as such funds are restricted from use until a business combination, which we have until January 11, 2023, to complete.

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 13,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets. There were no Class A ordinary shares outstanding as of December 31, 2020.

Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of ordinary shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

At September 30, 2021, we did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The ongoing COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the globally economy, disrupted global supply chains, lowered equity market valuations and created significant volatility and disruption in financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Such adverse effects may become heightened concerns as a result of subsequent waves of infections or emerging variant strains of the coronavirus disease.

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

As of September 30, 2021, we had approximately $642,000 in cash held outside the Trust Account and will be used to fund our operating expenses.

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

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November 2021.

OMEGA ALPHA SPAC

By:	/s/ Otello Stampacchia
Name:	Otello Stampacchia
Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

By:	/s/ Francesco Draetta
Name:	Francesco Draetta
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)