Form 10-Q/A
period 2021-09-30
Omega Alpha SPAC
filed 2022-01-25
CIK 1832010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of January 24, 2022, 14,301,000 Class A ordinary shares, par value $0.0001 per share, and 3,450,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to Omega Alpha SPAC, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Omega Alpha SPAC as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “Original Filing”).

The Original Filing included a section within Note 2, Revision to Previously Reported Financial Statements, that described a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued in the Company’s initial public offering (“IPO”) on January 11, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company’s management revised its interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all Class A ordinary shares subject to redemption (Public Shares as defined in Note 1 to the unaudited condensed financial statements) as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously reported financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements in Note 2 to its Original Filing. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares subject to possible redemption and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on January 13, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 11, 2021 and previously reported as revised in the Original Filing; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 and previously reported as revised in the Original Filing; and (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part I included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 12, 2021 (collectively, the “Affected Periods”), should be restated to report all Class A ordinary shares subject to possible redemption included in the offering as temporary equity and calculate earnings per share pro rata between the two classes of shares and should no longer be relied upon. As such, the Company has restated these financial statements for the Affected Periods.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Item 4 – Controls and Procedures, contained herein.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Condensed Financial Statements

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Quarterly Report on Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

OMEGA ALPHA SPAC

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	3,450,000	$345	$24,655	$(32,457)	$(7,457)
Sale of private placement shares to Sponsor in private placement	501,000	50	—	—	5,009,950	—	5,010,000
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(5,034,605)	(3,094,718)	(8,129,323)
Net loss	—	—	—	—	—	(281,055)	(281,055)
Balance - March 31, 2021 (unaudited), as restated	501,000	$50	3,450,000	$345	$—	$(3,408,230)	$(3,407,835)
Net loss	—	—	—	—	—	(200,469)	(200,469)
Balance - June 30, 2021 (unaudited), as restated	501,000	50	3,450,000	345	—	(3,608,699)	(3,608,304)
Net loss	—	—	—	—	—	(170,174)	(170,174)
Balance – September 30, 2021 (unaudited)	501,000	$50	3,450,000	$345	$—	$(3,778,873)	$(3,778,478)

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

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (restated)

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (restated)

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

Restatement of Previously Reported Financial Statements (restated)

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares subject to possible redemption in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable ordinary shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and calculate earnings per share pro rata between the two classes of shares. As such, the Company is reporting these restatements to those periods in this Quarterly Report on Form 10-Q/A.

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below. There is no impact to the reported amounts for total assets, total liabilities, cash flows and net income (loss).

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

	As Previously
As of March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$129,592,160	$8,407,840	$138,000,000
Class A ordinary shares	134	(84)	50
Additional paid-in capital	5,313,038	(5,313,038)	—
Accumulated deficit	(313,512)	(3,094,718)	(3,408,230)
Total shareholders' equity (deficit)	$5,000,005	$(8,407,840)	$(3,407,835)
Shares of Class A ordinary shares subject to possible redemption	12,959,216	840,784	13,800,000
Shares of Class A non-redeemable ordinary shares	1,341,784	(840,784)	501,000

The Company’s unaudited condensed statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity (deficit) accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the three months ended March 31, 2021:

Three Months Ended March 31, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities:	As Reported	Adjustment	As Restated
Initial value of Class A ordinary shares subject to possible redemption	$129,841,480	$(129,841,480)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(249,320)	$249,320	$—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

	As Previously
As of June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$129,391,690	$8,608,310	$138,000,000
Class A ordinary shares	136	(86)	50
Additional paid-in capital	5,513,506	(5,513,506)	—
Accumulated deficit	(513,981)	(3,094,718)	(3,608,699)
Total shareholders' equity (deficit)	$5,000,006	$(8,608,310)	$(3,608,304)
Shares of Class A ordinary shares subject to possible redemption	12,939,169	860,831	13,800,000
Shares of Class A non-redeemable ordinary shares	1,361,831	(860,831)	501,000

The Company’s unaudited condensed statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity (deficit) accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the six months ended June 30, 2021:

Six Months Ended June 30, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities:	As Reported	Adjustment	As Restated
Initial value of Class A ordinary shares subject to possible redemption	$129,841,480	$(129,841,480)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(449,790)	$449,790	$—

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the Affected Quarterly Periods:

	Loss Per Share
	As Reported	Adjustment	As Restated
For the three months ended March 31, 2021 (unaudited)
Net loss	$(281,055)	$—	$(281,055)
Weighted average shares outstanding - Class A ordinary shares	13,800,000	(1,088,000)	12,712,000
Basic and diluted loss per ordinary share - Class A ordinary shares	$—	$(0.02)	$(0.02)
Weighted average shares outstanding - Class B ordinary shares	3,845,333	(445,333)	3,400,000
Basic and diluted loss per ordinary shares - Class B ordinary shares	$(0.07)	$0.05	$(0.02)
For three months ended June 30, 2021 (unaudited)
Net loss	$(200,469)	$—	$(200,469)
Weighted average shares outstanding - Class A ordinary shares	13,800,000	501,000	14,301,000
Basic and diluted loss per ordinary share - Class A ordinary shares	$—	$(0.01)	$(0.01)
Weighted average shares outstanding - Class B ordinary shares	3,951,000	(501,000)	3,450,000
Basic and diluted loss per ordinary shares - Class B ordinary shares	$(0.05)	$0.04	$(0.01)
For the six months ended June 30, 2021 (unaudited)
Net loss	$(481,524)	$—	$(481,524)
Weighted average shares outstanding - Class A ordinary shares	13,800,000	(289,110)	13,510,890
Basic and diluted loss per ordinary share - Class A ordinary shares	$—	$(0.03)	$(0.03)
Weighted average shares outstanding - Class B ordinary shares	3,898,459	—	3,425,138
Basic and diluted loss per ordinary shares - Class B ordinary shares	$(0.13)	$0.1	$(0.03)

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

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, 13,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets. There were no Class A ordinary shares outstanding as of December 31, 2020.

Under ASC 480-10S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the restatement discussed in Note 2, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 13,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets. There were no Class A ordinary shares outstanding as of December 31, 2020.

Under ASC 480-10S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Item 4. Controls and Procedures (restated)

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the mistatement of our balance sheet as of January 11, 2021, and our interim financial statements for the quarters ended March 31, 2021, and June 30, 2021.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the period ended December 31, 2020, filed with the SEC on March 25, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2020, except for the below risk factors. We may disclose changes to such factors from time to time in our future filings with the SEC.

We identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the application of ASC 480-10-S99-3A to our accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2021. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to our re-evaluation of the application of ASC 480-10-S99-3A to our accounting classification of the Public Shares, our management has determined that all of the Public Shares should be classified as temporary equity. For a discussion of management’s consideration of the material weakness identified related to the application of ASC 480-10-S99-3A to our accounting classification of the Public Share, see Note 2 to the accompanying unaudited condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Quarterly Report on Form 10-Q/A.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness, we identified related to the change in accounting for the Public Shares, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we believe we have remediated the material weakness. In addition, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

None.

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

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 25th day of January, 2022.

OMEGA ALPHA SPAC

By:	/s/ Otello Stampacchia
Name:	Otello Stampacchia
Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

By:	/s/ Francesco Draetta
Name:	Francesco Draetta
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)