Form 10-K
period 2021-12-31
Omega Alpha SPAC
filed 2022-03-30
CIK 1832010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of March 29, 2022, 14,301,000 Class A ordinary shares, par value $0.0001 per share, and 3,450,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic (including new variant strains of the underlying virus), current or anticipated military conflict (including between Russia and Ukraine), terrorism, sanctions, rising energy prices, inflation and interest rates and other geopolitical events globally;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our Initial Public Offering.

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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objectives.
●	Past performance by our management team or their affiliates, including Omega Funds, may not be indicative of future performance of an investment in us.
●	If the net proceeds of our Initial Public Offering and the sale of the private placement shares not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we consummate an initial business combination within 24 months after the closing of our Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the coronavirus (COVID-19) outbreak, including new variant strains of the underlying virus, and the status of debt and equity markets.
●	If we do not consummate an initial business combination within 24 months from the closing of our Initial Public Offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

●	We may not be able to consummate an initial business combination within 24 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
●	Because we intend to seek a business combination with a target business in the healthcare industry, we expect our future operations to be subject to risks associated with this industry.
●	We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
●	Although we have identified general criteria that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.
●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.
●	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.
●	We may not hold an annual meeting of shareholders until after the consummation of our initial business combination.
●	Holders of Class A ordinary shares will not be entitled to vote on any election of directors we hold prior to the completion of our initial business combination.

●	The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.
●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, Omega executive officers, directors or initial shareholders which may raise potential conflicts of interest.
●	We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

PART I

Item 1.    Business

Overview

We are a blank check company incorporated in October 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. To date, our efforts have been limited to our organizational activities, activities relating to the Initial Public Offering and the identification and evaluation of prospective acquisition targets for our initial business combination. We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial business combination.

On November 2, 2020, our sponsor purchased an aggregate of 3,593,750 founder shares for an aggregate purchase price of $25,000, or approximately $0.007 per share. On November 13, 2020, our sponsor contributed 718,750 founder shares back to us, resulting in an aggregate of 2,875,000 founder shares outstanding at such time. On December 29, 2020, our sponsor transferred 35,000 founder shares to each of our non-employee director nominees. On January 7, 2021, we effected a share sub-division, resulting in there being an aggregate of 3,450,000 founder shares issued and outstanding and each non-employee director holding 42,000 founder shares.

On January 11, 2021, we consummated our Initial Public Offering of 13,800,000 Class A ordinary shares, which included the full exercise of the underwriters’ option to purchase an additional 1,800,000 Class A ordinary shares to cover over-allotments, at a price of $10.00 per share, generating gross proceeds to us of $138,000,000, and incurring offering costs of approximately $8.1 million, of which approximately $4.8 million was for deferred underwriting commissions.

Simultaneously with the consummation of the Initial Public Offering, we completed the private placement of an aggregate of 501,000 Class A ordinary shares to our sponsor at a price of $10.00 per private placement share, generating gross proceeds to us of $5,010,000 (the “Private Placement”). The private placement shares have terms and provisions that are identical to those of the public shares sold in the Initial Public Offering, except that the private placement shares are not redeemable so long as they are held by the sponsor or its permitted transferees. The purchasers of the private placement shares have agreed to transfer restrictions of the private placement shares until 30 days following the consummation of our initial business combination. The sale of the private placement shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Upon the consummation of the Initial Public Offering and the Private Placement, a total of $138,000,000 was deposited in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer and Trust Company, acting as trustee. Transaction costs of the Initial Public Offering and the Private Placement amounted to $8,129,323, which includes $2,760,000 of underwriting discounts and commissions. Approximately $104,000 of such transaction costs reflected (a) our borrowings from our sponsor under the $300,000 notes payable, which we repaid in full, and (b) accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses accounted for the remainder of such transaction costs. Funds held in the trust account have been invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government obligations. Funds will remain in the trust account until the earliest of (a) the completion of our initial business combination; (b) the redemption of any public shares properly tendered in connection with (i) a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to provide holders of our public shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to rights of holders of our public shares and (c) the redemption of all of our public shares if we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law.

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

Our Founders

Our sponsor is an affiliate of Omega, a leading international life sciences-focused investment firm with more than $1.7 billion of investment capital raised as of December 31, 2021. With headquarters in Boston, Massachusetts and a presence in Geneva, Switzerland through its sub-advisory relationship with NeoMed Management (“NeoMed”), Omega creates and invests in companies that develop drugs and medical devices addressing significant unmet medical needs. Otello Stampacchia, PhD, our Chief Executive Officer, is the founder and Managing Director of Omega. Michelle Doig, our President, Vincent Ossipow, PhD, CFA, our Chief Scientific Officer, Francesco Draetta, CFA, FRM, CAIA, our Chief Financial Officer, are Partners of Omega. As an affiliate of Omega, we benefit from our access to Omega’s investment approach and database, which serve as a market lens for the entire life sciences sector.

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

Omega has held investments in more than 150 companies to date, resulting in 46 commercialized products. As of December 31, 2021, 39 such companies have gone public, 37 have been acquired and 31 have reached valuations of at least $1 billion. Recent representative investments include: Adagio Therapeutics, Inc. (Nasdaq: ADGI), Arcutis Biotherapeutics, Inc. (Nasdaq: ARQT), Atea Pharmaceuticals, Inc. (Nasdaq: AVIR), Beam Therapeutics, Inc. (Nasdaq: BEAM), Checkmate Pharmaceuticals, Inc. (Nasdaq: CMPI), CinCor Pharma, Inc. (Nasdaq: CINC), Gossamer Bio, Inc. (Nasdaq: GOSS), Icosavax, Inc. (Nasdaq: ICVX), Ikena Oncology, Inc. (Nasdaq: IKNA), Imago BioSciences, Inc. (Nasdaq: IMGO), Immunic Inc. (Nasdaq: IMUX), Juno Therapeutics, Inc. (Nasdaq: JUNO; acquired by Celgene Corporation), Kronos Bio, Inc. (Nasdaq: KRON), Morphic Therapeutic (Nasdaq: MORF), Nuvation Bio Inc. (NYSE: NUVB), Spruce Biosciences, Inc. (Nasdaq: SPRB), Theseus Pharmaceuticals, Inc. (Nasdaq: THRX), and Translate Bio, Inc. (Nasdaq: TBIO). Omega invested in all of these companies while they were private, and each subsequently completed an initial public offering or a reverse merger into a public company. Omega’s portfolio companies Chord Therapeutics SA and Amunix Pharmaceuticals, Inc. were pending transactions as of December 31, 2021 in relation to their acquisitions.

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

Further, we benefit from Omega’s approach and proprietary database that it applies to sourcing deals, conducting due diligence, executing transactions, adding value post-investment and driving exits. The team’s know-how, which it is continually refreshing, builds upon prior transaction experience and feeds into Omega’s database, delivering valuable relationships between individual pieces of data. We leverage the power of these relationships and create a nodal network of actionable information to deploy within our investment process. We believe that this approach allows the mining and analysis of accumulated information in Omega’s database to generate significant and valuable deal flow for our team.

We believe that Omega’s approach and resources allow us to identify attractive companies and assets, as well as repeat successful entrepreneurs and management teams addressing significant unmet medical needs. Omega has successfully utilized this approach in connection with the creation of several high-profile companies that have led to profitable returns. For example, Omega was heavily involved in the formation and typically syndication of financings of Gossamer Bio, Inc., Kronos Bio, Inc., Nuvation Bio Inc., Replimune

Group, Inc., Scorpion Therapeutics, Inc., and Chord Therapeutics SA, and the syndication of Series A and B preferred financings and initial public offering for Spruce Biosciences, Amunix Pharmaceuticals, Inc., Lexeo Therapeutics, Inc., and Endeavor Biomedicines, Inc.

We are deploying this approach to:

●	Identify, connect and continue to foster relationships with key constituencies across the life sciences industry. Omega’s proprietary database includes valuable information on important market participants, allowing the team to identify and foster close relationships with individuals, such as key opinion leaders, physicians, clinicians, and current and former management teams, board members, and scientific advisory board members, and institutions, such as academic centers, clinical institutions, hospitals, biopharmaceutical companies and other healthcare investors. We believe these relationships provide sustainable sources of profitable investment opportunities, support thorough due diligence of those opportunities and deliver meaningful prospects for value creation post-investment;
●	Understand emerging technologies and the evolving standard of care in various therapeutic areas and disease settings. Omega focuses on innovation in therapeutic areas where the team has deep expertise, including oncology, immunology, rare diseases and precision medicine, among others, in order to identify and access potential sources of innovation within the respective spaces. Omega’s investment experience provides us with resources for successfully identifying and supporting companies across the full arc of innovation — from company formation through clinical milestones and commercial adoption;
●	Efficiently monitor attractive investment opportunities in transformative innovation. Omega’s resources allow us to identify assets, products, technologies and companies in North America and Europe that are focused on addressing significant unmet medical needs. We are conducting extensive due diligence using Omega’s proprietary database in order to understand the key value-driving inflection points over the life of a prospective investment; and
●	Continue adding value post-investment to drive profitable exits. Following the business combination, we intend to continue focusing the company on the value-inflection points that we believe can lead to a successful exit. For example, in prior investments, including Juno Therapeutics, Inc. and Gossamer Bio, Inc., Omega and our management team has helped companies successfully locate and acquire bolt-on opportunities, which have resulted in meaningful value creation. We have a history of utilizing a proactive, hands-on approach, working closely with boards and management teams to explore various exit scenarios to optimize outcomes and maximize investor returns.

Omega’s approach and proprietary database are integral to its strong track record of creating value across its portfolio. The team has successfully utilized this approach to source and in-license promising assets, as it did with Gossamer Bio, Inc. and Juno Therapeutics Inc., to recruit and build exceptional teams, as with Replimune Group, Inc., and Scorpion Therapeutics, Inc., as well as to structure and syndicate successful financings, such as with Morphic Therapeutic and Nuvation Bio Inc. We believe leveraging this approach supports our goal of financing a company that will deliver significant returns to investors by developing transformative therapies that address the significant unmet medical needs of patients.

Industry Opportunity

Our primary focus is on the life sciences industry. We believe the industry represents an enormous and growing market opportunity with a large number of potential acquisition targets. Growth within the biopharmaceutical industry is driven by a number of macro industry trends. For example, global prescription pharmaceutical sales are expected to grow from approximately $904 billion in 2020 to approximately $1.4 trillion in 2026, according to EvaluatePharma. This growth is driven by global, secular trends, including population growth, increasing life expectancy and growth of the middle classes in emerging markets. In addition, a dramatic acceleration of medical research in recent years has led to a better understanding of the molecular origins of disease and identification of potential targets for therapeutic intervention. This has created research and development opportunities for new drugs to address the more than 9,500 estimated diseases without cures.

The significant pace of innovation is also reflected in recent drug approvals by the FDA. There has been a gradual increase in FDA approval of new drugs, from 163 approvals between 2010 and 2014 to 220 approvals between 2015 and 2019, and 50 or more drug approvals in each of 2021 and 2022. We believe that these trends present a favorable opportunity for investors in preclinical to pre-commercial companies within the biotechnology sector, which is where Omega has largely focused since its inception.

The increasing demand for available treatments, as well as the significant pace of biopharmaceutical innovation, has led to an expansion within the biopharma industry. According to USA Life Sciences Database, in 2021, there were estimated to be approximately 18,000 life sciences companies in the U.S., only a fraction of which are publicly traded. We believe that privately held life sciences companies represent an enormous investment opportunity and that private companies continue to desire access to public markets to finance their growth. Since 2015, there has been approximately $250 billion in initial public offering cumulative valuations for approximately 375 biotechnology companies (over $80 billion related to 2021 biotechnology initial public offering valuations), essentially doubling the size of the industry. Despite the recent downturn in the number of life sciences company initial public offerings, we expect the public markets to continue to be an attractive source of capital, especially for clinical-stage biopharmaceutical companies.

Finally, we believe that there is investor demand for the life sciences sector, driven in part by the innovation highlighted within the ongoing novel coronavirus (“COVID-19”) pandemic. Furthermore, we believe that overall market volatility may make an acquisition by a special purpose acquisition company, such as us, more attractive to private companies seeking access to the public markets. This is because a special purpose acquisition company has the benefits of a pre-negotiated valuation and a defined investor base. Given our sponsor's track record of identifying, evaluating, and investing in leading life sciences companies, we believe that we will identify a business combination target that will benefit by partnering with us to go public.

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

Initial Business Combination

Nasdaq rules require that we complete one or more business combinations having an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the amount of deferred underwriting commissions held in trust and taxes payable on the interest earned on the trust account) at the time of signing the agreement to enter into the initial business combination and that a majority of our independent directors approve such initial business combination(s). If our board of directors is not able to independently determine the fair market value of the target business or businesses or we are considering an initial business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the Securities and Exchange Commission (the “SEC”) in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, (the “Investment Company Act”). Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to the completion of our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

In addition, certain of our founders, officers and directors presently have, and any of them in the future may have additional fiduciary and contractual duties to other entities, including without limitation, any future special purpose acquisition companies we expect they may be involved in and investment funds, accounts, co-investment vehicles and other entities managed by affiliates of Omega Funds and certain companies in which Omega Funds or such entities have invested. As a result, if any of our founders, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without limitation, any future special purpose acquisition companies we expect they may be involved in and any Omega funds or other investment vehicles), then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these funds or investment entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to Omega Funds or our founders may be suitable for both us and a current or future Omega Funds fund, portfolio company or other investment entity and, subject to applicable fiduciary duties, will first be directed to such fund, portfolio company or other entity before being directed, if at all, to us. None of Omega Funds, our founders or any members of our board of directors who are also employed by Omega Funds or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware solely in their capacities as officers or executives of Omega Funds.

However, we do not expect these duties to materially affect our ability to complete our initial business combination.

In addition, our founders, officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. In the future, we expect they may be officers and/or directors of other future special purpose acquisition companies. Moreover, our founders, officers and directors have, and will have in the future, time and attention requirements for current and future investment funds, accounts, co-investment vehicles and other entities managed by Omega Funds. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, investments funds, accounts, co-investment vehicles and other entities managed by Omega Funds (including, without limitation, arising as a result of certain of our founders, officers and directors being required to offer acquisition opportunities to such investment funds, accounts, co-investment vehicles and other entities), Omega Funds and its affiliates will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.

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

While we believe that our structure and our management team’s background makes us an attractive business partner, some potential target businesses may view aspects of our status as a blank check company, such as our lack of an operating history and our need to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Financial Position

As of December 31, 2020, we had no funds held in the trust account, as we had not yet consummated our Initial Public Offering. As of December 31, 2021, we had approximately $138 million held in the trust account, not taking into account $4,830,000 of deferred underwriting fees to be paid. With the funds available, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including any future special purpose acquisition companies we expect they may be involved in and entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

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

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements, which would provide that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, Genarally Accepted Accounting Principles (“GAAP”), or the International Financial Reporting Standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board ("PCAOB"). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within 24 months from the closing of our Initial Public Offering. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2021, as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2020 Revision) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Item 1A.    Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

As of the year ended December 31, 2022, we had $517,444.88 in cash held outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, members of our management team or any of their affiliates will be sufficient to allow us to operate for at least the 24 months following the closing of our Initial Public Offering; however, our estimate may not be accurate, and our sponsor, members of our management team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares (excluding the private placement shares) to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding ordinary shares (excluding the private placement shares), we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange rule, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding ordinary shares do not approve of it.

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

Our sponsor owns, on an as-converted basis, 20% of our outstanding ordinary shares (excluding the private placement shares). Our sponsor and members of our management team also may, from time to time, purchase Class A ordinary shares prior to the completion of our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. As a result, in addition to our initial shareholders’ founder shares and private placement shares, we would need 4,924,501, or 35.68%, of the 13,800,000 public shares sold in our Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the coronavirus (COVID-19) pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.

Our ability to consummate a business combination may be dependent on our ability to raise equity and debt financing, which may be impacted by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by potential target businesses and difficulty in forecasting financial results on which we rely in the evaluation of potential target businesses. Global conflicts, including the military conflict between Russia and Ukraine, as well as economic sanctions implemented by the United States and European Union against Russia in response thereto, may negatively impact markets, increase energy and transportation costs and cause weaker macro-economic conditions. Political developments impacting government spending, and international trade, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable business combination, as it may affect demand for potential target companies’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.

Additionally, the COVID-19 outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that has affected, or could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new variant strains of the underlying disease that may develop, new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Finally, the outbreak of COVID-19 and ongoing geopolitical events may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

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

We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of our Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to affect the U.S. and world economy and, while the full extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire.

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

Healthcare related companies are generally subject to greater governmental regulation than most other industries at the U.S. state and federal levels, and internationally. In recent years, both local and national governmental budgets have come under pressure to reduce spending and control healthcare costs, which could both adversely affect regulatory processes and public funding available for healthcare products, services and facilities. For example, in March 2010, the Patient Protection and Affordable Care Act, or ACA was enacted to increase health insurance coverage through individual and employer mandates, subsidies offered to lower income individuals, tax credits available to smaller employers and broadening of Medicaid eligibility.

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

Certain healthcare-related companies depend on the exclusive rights or patents for the products they develop and distribute. Patents have a limited duration and, upon expiration, other companies may market substantially similar “generic” products that are typically sold at a lower price than the patented product, causing the original developer of the product to lose market share and/or reduce the price charged for the product, resulting in lower profits for the original developer. As a result, the expiration of patents may adversely affect the profitability of these companies. The profitability of healthcare related companies may also be affected, among other factors, by restrictions on government reimbursement for medical expenses, rising or falling costs of medical products and services, pricing pressure, an increased emphasis on outpatient services, a limited product offering, industry innovation, changes in technologies and other market developments. Finally, because the products and services of healthcare related companies affect the health and well-being of many individuals, these companies are especially susceptible to product liability lawsuits.

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

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm that is a member of FINRA that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

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

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

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

The federal proxy rules require that a proxy statement with respect to a vote on our proposed business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within 24 months from the closing of our Initial Public Offering.

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

Our Class A ordinary shares are currently listed on Nasdaq. Although after giving effect to our Initial Public Offering we expect to continue to meet the listing standards set forth by Nasdaq, our securities may not be, or may not continue to be, listed on Nasdaq in the future or prior to the completion of our initial business combination. In order to continue listing our securities on Nasdaq prior to the completion of our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, the share price of our securities would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5,000,001 and we would be required to have a minimum of 300 round-lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We may not be able to meet those initial listing requirements at that time. If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

Since the net proceeds of our Initial Public Offering and the sale of the private placement shares are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,001 upon the completion of our Initial Public Offering and the sale of the private placement shares and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our shares were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of our current investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A ordinary shares.

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

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 pandemic, anticipated military conflict, inflation, and other geopolitical events. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

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

Pursuant to a registration and shareholder rights agreement, our initial shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible and the private placement shares, including the private placement shares that may be issued upon conversion of working capital loans. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders or their permitted transferees are registered for resale.

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

Risks Related to Our Operations

Our executive officers and directors will allocate their time to other businesses thereby potentially causing conflicts of interest in their determination as to how much time to devote to our affairs. These conflicts of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

In light of the involvement of our sponsor, executive officers, and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors, or initial shareholders. Our directors also serve as officers and board members for other entities. Our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent valuation or accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

The net proceeds from our Initial Public Offering and the sale of the private placement shares provided us with $138,000,000, which we may use to complete our initial business combination (after taking into account the $4,830,000 of deferred underwriting commissions being held in the trust account).

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

If we decide to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

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

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution that requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Other blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the sale of the private placement shares into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by holders representing at least two-thirds of our outstanding Class B ordinary shares. Our initial shareholders and their permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares (excluding the private placement shares and assuming they do not purchase any shares after our Initial Public Offering), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Although we believe that the net proceeds of our Initial Public Offering and the sale of the private placement shares will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering and the sale of the private placement shares prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Such financing may not be available on acceptable terms, if at all. The current economic environment may make difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

As described in our most recent 10-Q/A, filed on January 25, 2022, we have identified a material weakness in our internal control over financial reporting related to the application of ASC 480-10-S99-3A to our accounting classification of the public shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2021. Historically, a portion of the public shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the our amended and restated memorandum and articles of association. Pursuant to our re-evaluation of the application of ASC 480-10-S99-3A to our accounting classification of the public shares, our management has determined that all of the public shares should be classified as temporary equity. For a discussion of management’s consideration of the material weakness identified related to the application of ASC 480-10-S99-3A to our accounting classification of the public shares, see Note 2 to the accompanying unaudited condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in the most recent Quarterly Report on Form 10-Q/A, filed on January 25, 2022.

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

As a result of the material weakness we identified related to the change in accounting for the Public Shares, and other matters raised or that may in the future be raised by the SEC, we may face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we believe we have remediated the material weakness. In addition, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

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

Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

(b) Holders

On December 31, 2021, there were two holders of record of our Class A ordinary shares. This number does not include “street name,” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

Use of Proceeds

In connection with our Initial Public Offering, we incurred offering costs of approximately $8.1 million (including underwriting commissions of approximately $2.8 million and deferred underwriting commissions of approximately $4.8 million). Other incurred offering costs consisted principally of formation and preparation fees related to the Initial Public Offering. Our sponsor and its affiliate had loaned us an aggregate of $300,000 to cover expenses related to our Initial Public Offering pursuant to a promissory note. This loan was non-interest bearing and became payable upon the completion of our Initial Public Offering. On January 13, 2021, we repaid the note in full to the sponsor.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $4.83 million in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated) and our Initial Public Offering expenses, $138.0 million of the net proceeds from our Initial Public Offering and the Private Placement of the private placement shares ($17,445 or $10.00 per share sold in our Initial Public Offering) was placed in the trust account. As of the year ended December 31, 2021, we had $517,444 in cash held outside the trust account to fund our working capital requirements. The net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement shares are held in the trust account and are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Omega Alpha SPAC,” “our,” “us” or “we” refer to Omega Alpha SPAC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations, assumptions and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us. No assurance can be given that future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements will be achieved, and actual results, levels of activity, performance or achievements could be affected by one or more factors, which could cause them to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

The registration statement for our initial public offering (the “Initial Public Offering“) was declared effective on January 6, 2021. On January 11, 2021, we consummated the Initial Public Offering of 13,800,000 Class A ordinary shares at $10.00 per share, generating gross proceeds of $138.0 million, and incurring offering costs of approximately $8.1 million, inclusive of approximately $4.8 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 501,000 Class A ordinary shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.01 million.

Upon the closing of the Initial Public Offering and Private Placement, $138.0 million ($10.00 per share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in the trust account (the “Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and will only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the assets held in the Trust Account. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied toward consummating a business combination. As of December 31, 2021, the balance of the Trust Account was approximately $138.0 million.

If we are unable to complete an initial business combination within 24 months from the closing of the Initial Public Offering, or January 11, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Class A ordinary shares sold in our Initial Public Offering (the “Public Shares”), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay for our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish the rights of the holders of our Public Shares, including our Sponsor and management team to the extent they purchase Public Shares (the “Public Shareholders”) as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, we had approximately $517,000 held outside the Trust Account that is available to us to fund our working capital requirements and approximately $138.0 million held inside the Trust Account. We cannot assure you that our plan to complete our initial business combination will be successful.

Results of Operations

Our entire activity from our inception on October 26, 2020 until December 31, 2021 was in preparation for and for the consummation of the Initial Public Offering. Since the closing of our Initial Public Offering, our activity has been limited to evaluating and searching for business combination candidates. As of December 31, 2021, we had not identified any business combination target. We generate small amounts of non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. Interest income is not expected to be significant in view of currently low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal fees; financial reporting; accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net loss of approximately $832,000, which consisted of approximately $845,000 in general and administrative costs, partly offset by approximately $13,000 investment income from our Trust Account.

For the period from October 26, 2020 (inception) through December 31, 2020 we had net loss of approximately $32,000, which consisted solely of general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2021, we had approximately $517,000 in our operating bank account, working capital of approximately $858,000, and approximately $13,000 of investment income available in the Trust Account for our tax obligations, to the extent any exist.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for our issuance of certain Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), a loan of approximately $98,000 through December 31, 2020 and approximately $145,000 in total of loans prior to the Initial Public Offering from our Sponsor pursuant to a promissory note (the “Note”), and since the Initial Public Offering, the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on January 13, 2021. No future borrowings are permitted under this Note. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans. As of December 31, 2021 and 2020, there were no working capital loans outstanding.

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

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or our officers and directors, to meet our needs through the consummation of a business combination. However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 11, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Contractual Obligations

As of December 31, 2021, we did not have any lease obligations or purchase obligations.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, current and anticipated military conflict, sanctions, inflation, and other geopolitical events on the industry and has concluded that while it is reasonably possible that such factors could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as provided for in Item 303(b) of Regulation S-K.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Investments Held in Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Additionally, investments held in the Trust Account are classified as assets that are not current, as such funds are restricted from use until a business combination, which we have until January 11, 2023 to complete.

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 13,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets. There were no Class A ordinary shares outstanding as of December 31, 2020.

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

At December 31, 2021 and December 31, 2020, we did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the year ended December 31, 2021 and for the period from October 26, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We “early adopted” ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

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

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.    Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the misstatement of our balance sheet as of January 11, 2021, and our interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.

As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial was not effectively designed or maintained. This material weakness resulted in the restatement of the Company's balance sheet as of January 11, 2021, and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due exception established by rules of the SEC for emerging growth companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the material weakness had not yet been identified.

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures, including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

NAME	AGE	POSITION
Otello Stampacchia, PhD	52	Chief Executive Officer and Chairman of the Board of Directors
Michelle Doig	48	President and Director
Francesco Draetta, CFA, FRM, CAIA	37	Chief Financial Officer
Vincent Ossipow, PhD, CFA	53	Chief Scientific Officer
Daniel Lynch	63	Director
Jan van de Winkel, PhD	61	Director
Martin Babler	57	Director
Joseph Slattery	57	Director

Otello Stampacchia, PhD serves as our Chief Executive Officer and the Chairman of our board of directors. Dr. Stampacchia is founder, Managing Director, and a member of the investment committee at Omega. Dr. Stampacchia currently serves on the board of directors of a number of public companies, including Kronos Bio, Inc. (Nasdaq: KRON) (since May 2018), Ikena Oncology, Inc. (Nasdaq: IKNA) (since December 2020), Replimune Group, Inc. (Nasdaq: REPL) (since September 2015) and private companies. Dr. Stampacchia has also previously served on the boards of ESSA Pharma Inc. (Nasdaq: EPIX) from January 2015 to October 2019, Median Technologies SA (XPAR: ALMDT) from September 2014 to January 2020, Nuvation Bio., Inc. (NYSE: NUVB) from February 2019 to September 2020, Gossamer Bio., Inc. (Nasdaq: GOSS) from January 2018 to September 2019, and Morphic Therapeutic (Nasdaq: MORF) from September 2018 to April 2021. Prior to founding Omega, Dr. Stampacchia was in charge of life sciences direct investments and diligence for healthcare venture fund of fund investments at AlpInvest Partners (now part of The Carlyle Group). Before AlpInvest Partners, he was the portfolio manager of the Lombard Odier Immunology Fund, an investment vehicle in Geneva, Switzerland, investing in public and private healthcare companies worldwide. Previously, Dr. Stampacchia was a member of the HealthCare corporate finance and M&A team at Goldman Sachs. Before Goldman, he helped co-found the healthcare investment activities at Index Securities (now Index Ventures). Dr. Stampacchia has a PhD in Molecular Biology from the University of Geneva, holds a European Doctorate in Biotechnology from the EU, and obtained an MSc in Genetics from the University of Pavia.

We believe that Dr. Stampacchia’s broad operational and transactional experience, and his position as Chief Executive Officer, make him well qualified to serve as the Chairman of our board of directors.

Michelle Doig serves as our President and a member on our board of directors. Since December 2016, Ms. Doig has been a Partner at Omega. Ms. Doig was previously on the Board of Nuvation Bio Inc. (NYSE: NUVB) (from June 2019 to June 2021) and currently serves on the board of directors of a private company. Prior to Omega, Ms. Doig was Director of Corporate Finance at Third Rock Ventures from November 2013 until December 2016, where she supported numerous portfolio companies with financing strategy and execution. Prior to joining Third Rock Ventures, Ms. Doig was Principal, Corporate Finance, at Abingworth (in both London and Boston offices). She was also a life sciences investment banker with Lehman Brothers International in London, JP Morgan/H&Q in New York and Morgan Stanley in Toronto and New York. Ms. Doig graduated with an Honors degree in Business Administration from the Ivey School of Business at the University of Western Ontario in London.

We believe that Ms. Doig’s broad operational and transactional experience make her well qualified to serve as a member of our board of directors.

Francesco Draetta, CFA, FRM, CAIA serves as our Chief Financial Officer. Mr. Draetta is a Partner at Omega. Currently, Mr. Draetta serves as board member of serveral private companies. Prior to joining Omega, from August 2015 to August 2016, Mr. Draetta was an Analyst at Brookside Mezzanine Partners, a mezzanine fund investing in subordinated debt and minority equity in small- to mid-size companies throughout the U.S., where he focused on due diligence, deal management, and investor relations. Prior to Brookside Mezzanine Partners, Mr. Draetta was an Associate at Commonfund Capital (“CCI”), the private capital arm of Commonfund, where he focused on due diligence, manager selection, investment management, and investor relations for CCI’s private equity, venture capital, and natural resources programs. He began his career at Omega as an Analyst. Mr. Draetta graduated cum laude from the Isenberg School of Management at the University of Massachusetts Amherst with a BBA in Finance and Operations Management. He is also a CFA charterholder, a CAIA charterholder, and a Certified FRM.

Vincent Ossipow, PhD, CFA serves as our Chief Scientific Officer. Since April 2014, Dr. Ossipow has been a Partner at Omega. Dr. Ossipow currently serves on the board of directors of Immunic Inc. (Nasdaq: IMUX) (since September 2016), BioInvent International AB (XSTO: BINV) (from May 2016 to May 2020 and since May 2021), Sophia Genetics SA (Nasdaq: SOPH) (since June 2014), and a number of private companies. Dr. Ossipow also previously served on the board of Kuros Biosciences (SIX: KURN) from August 2015 to May 2016. Previously, Dr. Ossipow worked at Sectoral Asset Management, a healthcare institutional investor, as a Partner for private investments. Prior to that, he was research fellow at the University of Geneva, studying the molecular basis of brain function, and also acted as Sectoral Asset Management’s Chief Scientific Officer. Previously, he worked at Pictet Bank as a research analyst for biotechnology equities and as a co-manager of the Pictet Biotech Fund, a listed investment vehicle. Dr. Ossipow trained as a postdoctoral fellow in Geneva (Hoffman-La-Roche and Human Frontier Science Program fellow) and at the National Cancer Institute in Bethesda, MD. He completed a Certificate in International Finance and Global Markets at the Georgetown University School of Business and holds an MS in Computational Sciences, an MS in Molecular Biology, and a PhD in Molecular Biology, all from the University of Geneva. He is also a CFA charterholder.

Daniel Lynch serves on our board of directors. Mr. Lynch currently serves as chairman and a member of the board of directors of 2seventy bio, Inc. (Nasdaq: TSVT) (since November 2021), Xilio Therapeutics, Inc. (Nasdaq: XLO) (since June 2020), SpringWorks Therapeutics, Inc. (Nasdaq: SWTX) (since Sepetmber 2017), and on the board of private companies. Mr. Lynch previously served as chairman and as a member of the board of directors of Sesen Bio, Inc. (Nasdaq: SESN) (from December 2013 to May 2020), Surface Oncology, Inc, (Nasdaq: SURF) (from January 2017 to April 2021), Blueprint Medicines Corp. (Nasdaq: BPMC) (November 2012 to June 2021), and buebird bio, Inc. (Nasdaq: BLUE) (from May 2011 to November 2021). Mr. Lynch currently serves as a venture partner at Google Ventures and as an advisor at Third Rock Ventures. Previously, Mr. Lynch served as chief executive and chief financial officer of ImClone Systems Corporation, where he led ImClone through a significant turnaround, helping to restore the company's reputation and to secure FDA approval of ERBITUX (Cetuximab), a novel cancer treatment. Prior to that, he served in various financial positions at Bristol-Myers Squibb over a 15-year tenure. Mr. Lynch received his B.A. in mathematics from Wesleyan University and his M.B.A. from the Darden Graduate School of Business Administration at the University of Virginia.

We believe that Mr. Lynch’s experiences as a senior executive and service on the boards of directors of other life sciences companies make him well qualified to serve as a member of our board of directors.

Jan van de Winkel, PhD serves on our board of directors. Dr. van de Winkel is a co-founder of Genmab A/S (XCSE: GMAB) and served as President, Research & Development and Chief Scientific Officer of Genmab A/S until his appointment as President & Chief Executive Officer in 2010. Dr. van de Winkel has more than 25 years of experience in the therapeutic antibody field and served as Vice President and Scientific Director of Medarex Europe prior to Genmab A/S. He is the author of over 300 scientific publications and has been responsible for over 150 patents and pending patent applications. Dr. van de Winkel holds a professorship of immunotherapy at Utrecht University. He has been chairman of the board of directors of Hookipa Pharma Inc. (Nasdaq: HOOK) since October 2017. Dr. van de Winkel previously served as a member of the board of directors of Forward Pharma A/S (Nasdaq: FWP) until May 2017. He holds M.S. and Ph.D. degrees from the University of Nijmegen.

We believe that Dr. van de Winkel’s experience in managing biotechnology and pharmaceutical companies, as well as his experience as a director of such companies, make him well qualified to serve as a member of our board of directors.

Martin Babler has served on our Board of Directors since January 2021. He has served as the President, CEO, and chairman of the board of directors of Alumis Inc., a privately held biopharmaceutical company, since September 2021. From April 2011 until its acquisition by Sanofi SA in September 2020, Mr. Babler served as President and CEO at Principia Biopharma, Inc., a biopharmaceutical company that developed novel small molecule drugs for autoimmune drugs. From September until October 2020, he served as an adviser to Principia Biopharma, Inc. From December 2007 until April 2011, Mr. Babler served as President and CEO of Talima Therapeutics, Inc., a pharmaceutical company. From 1998 to 2007, he held several positions at Genentech, Inc., a biopharmaceutical company, most notably as Vice President, Immunology Sales and Marketin. While at Genentech, he also helped build and led the Commercial Development organization and led the Cardiovascular Marketing organization. Mr. Babler was previously employed at Eli Lilly and Company, a pharmaceutical company, in positions focused on sales, sales management, global marketing and business development. He presently serves on the board of directors of Neoleukin Therapeutics (Nasdaq: NLTX) (since September 2020), Prelude Therapeutics Inc. (Nasdaq: PRLD) (since July 2021), and a private company, as well as, on the Health Section and Emerging Companies Section Governing Boards of Biotechnology Innovation Organization. Mr. Babler received a Swiss Federal Diploma in pharmacy from the Federal Institute of Technology in Zurich and completed the Executive Development Program at Kellogg Graduate School of Management at Northwestern University.

We believe that Mr. Babler’s experience in managing biotechnology and pharmaceutical companies make him well qualified to serve as a member of our board of directors.

Joseph Slattery serves on our board of directors. Mr. Slattery currently serves on the board of directors of Replimune Group, Inc. (since October 2017), Morphic Therapeutic (since May 2019) and CVRx, Inc. (Nasdaq: CVRX) (since October 2008). He previously served as executive vice president and CFO of TransEnterix, Inc. until December 2019, executive vice president and CFO at Baxano Surgical Inc., and CFO and senior vice president of finance and information systems of Digene Corp. He previously served on the board of directors of Micromet, Inc. and TranS1, Inc. Mr. Slattery earned his bachelor’s degree in accountancy from Bentley University and is a certified public accountant.

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

The nominating committee considers a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

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

Code of Ethics

We adopted a Code of Conduct and Ethics applicable to our directors, officers and employees. A copy of the Code of Conduct and Ethics will be provided without charge upon request. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances, what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at shareholder meetings.

Certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors, as of December 31, 2021, have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Otello Stampacchia	Omega Fund Management, LLC and its affiliated funds	Investment Firm	Founder, Managing Director and Member of Investment Committee
	Kronos Bio, Inc.	Biotechnology Company	Director
	Replimune Group, Inc.	Biotechnology Company	Director
	Ikena Oncology, Inc.	Biotechnology Company	Director
Michelle Doig	Omega Fund Management, LLC and its affiliated funds	Investment Firm	Partner
Francesco Draetta	Omega Fund Management, LLC and its affiliated funds	Investment Firm	Partner
Vincent Ossipow	Omega Fund Management, LLC and its affiliated funds	Investment Firm	Partner
	Immunic, Inc.	Biotechnology Company	Director
	BioInvent International AB	Biotechnology Company	Director
	Sophia Genetics SA	Biotechnology Company	Director
Jan van de Winkel	Genmab A/S	Biotechnology Company	President and Chief Executive Officer
	Hookipa Pharma Inc.	Biotechnology Company	Director (Chairman)
Martin Babler	Neoleukin Therapeutics, Inc.	Biotechnology Company	Director
	Prelude Therapeutics, Inc.	Biotechnology Company	Director
	Alumnis, Inc.	Biopharmaceutical company	President, CEO, Director (Chairman)
Joseph Slattery	Replimune Group, Inc.	Biotechnology Company	Director
	Morphic Therapeutic	Biotechnology Company	Director
	CVRx, Inc.	Medical Device Company	Director
Daniel Lynch	2seventy bio, Inc.	Biotechnology Company	Director (Chairman)
	Xilio Therapeutics, Inc.	Biotechnology Company	Director (Chairman)
	SpringWorks Therapeutics, Inc.	Biotechnology Company	Director (Chairman)
	Third Rock Ventures	Investment Firm	Advisor
	Google Ventures	Investment Firm	Venture Partner

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor subscribed for founder shares prior to the date of our Initial Public Offering and purchased private placement shares in a transaction that closed simultaneously with the closing of our Initial Public Offering. Our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares purchased during or after our Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement shares will be worthless. Except as described herein, our sponsor and our management team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement shares are not transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with Omega Funds or our sponsor, founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Omega Funds, our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

	Class B ordinary shares		Class A ordinary shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage
	Beneficially	Percentage	Beneficially	Percentage of	of Voting
Name of Beneficial Owners(1)	Owned	of Class	Owned	Class	Control
Omega Alpha Management (our sponsor)(2)	3,282,000	95.1%	—	—	19.0%
Citadel Advisors, L.L.C. and affiliates(3)	—	—	973,036	6.8%	5.9%
Adage Capital Partners, L.P. and affiliates(4)	—	—	1,030,770	7.2%	5.8%
Invus Public Equities, L.P. and affiliates(6)	—	—	750,000	5.2%	—
Federated Hermes, Inc., and affiliates(7)	—	—	1,000,000	7.0%	—
Alyeska Investment Group, L.P. and affiliates(8)	—	—	800,000	5.6%	—
Otello Stampacchia(2)(5)	—	—	—	—	—
Francesco Draetta	—	—	—	—	—
Michelle Doig	—	—	—	—	—
Vincent Ossipow	—	—	—	—	—
Daniel Lynch	42,000	1.2%	—	—	*
Jan van de Winkel	42,000	1.2%	—	—	*
Martin Babler	42,000	1.2%	—	—	*
Joseph Slattery	42,000	1.2%	—	—	*
All officers and directors as a group (eight individuals)	168,000	4.9%	—	—	*
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 888 Boylston Street, Suite 1111, Boston Massachusetts 02199.
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
(3)	Includes Class A ordinary shares owned by Citadel Equity Fund Ltd., a Cayman Islands company (“CEFL”), Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities LLC (“Citadel Securities”), a Delaware limited liability company, based solely on the Schedule 13G/A jointly filed with the SEC on February 14, 2022 by Citadel Advisors LLC (“Citadel Advisors”), a Delaware limited liability company, Citadel Advisors Holdings LP (“CAH”), a Delaware limited partnership, Citadel GP LLC (“CGP”), a Delaware limited liability company, Citadel Securities, CALC IV LP (“CALC4”), a Delaware limited partnership, Citadel Securities GP LLC (“CSGP”), a Delaware limited liability company and Mr. Kenneth Griffin (collectively with Citadel Advisors, CAH, CGP, Citadel Securities, CALC4 and CSGP, the “Reporting Persons”), with each of Citadel Advisors, CAH, CGP beneficially owning 973,036 shares, Citadel Securities, CALC4 and CSGP beneficially owning 50,089 shares and Mr. Kenneth Griffin beneficially owning 1,023,125 shares . Citadel Advisors is the portfolio manager for CEFL and CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The address of the principal business office of each of the Reporting Persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.
(4)	Includes Class A ordinary shares directly owned by Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), based solely on the Schedule 13G/A jointly filed with the SEC on February 10, 2022 by Adage Capital Partners GP, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACPGP”), as general partner of ACP; Adage Capital Advisors, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACA”), as managing member of ACPGP, general partner of ACP; Robert Atchinson (“Mr. Atchinson”), as managing member of ACA, managing member of ACPGP, general partner of ACP and Phillip Gross (“Mr. Gross”), as managing member of ACA, managing member of ACPGP, general partner of ACP (collectively, with ACP, ACPGP, ACA, Mr. Atchinson and Mr. Gross, the “Reporting Persons”). ACP has the power to dispose of and the power to vote the Class A Ordinary Shares beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Neither ACPGP nor ACA directly own any Class A Ordinary Shares. By reason of the provisions of Rule 13d-3 of the Exchange Act, ACPGP and ACA may be deemed to beneficially own the shares owned by ACP. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the Class A Ordinary Shares beneficially owned by ACP. Neither Mr. Atchinson nor Mr. Gross directly own any Class A Ordinary Shares. By reason of the provisions of Rule 13d-3 of the Act, each may be deemed to beneficially own the shares beneficially owned by ACP. The address of the business office of each of the Reporting Persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(5)	Does not include any shares indirectly owned by this individual as a result of his ownership interest in our sponsor.
(6)	Includes Class A ordinary shares directly owned by Invus Public Equities, L.P., a Bermuda limited partnership (“Invus”), based solely on the Schedule 13G jointly filed with the SEC on March 31, 2021 by Invus, Invus PE Advisors, LLC, a limited liability company organized under the laws of the State of Delaware (“Invus PE Advisors”), Artal Treasury Limited, a Guernsey company (“Artal Treasury”), Artal International S.C.A., a Luxembourg limited partnership (“Artal International”), Artal International Management S.A., a Luxembourg société anonyme (“Artal International Management”), Artal Group S.A., a Luxembourg société anonyme (“Artal Group”), Westend S.A., a Luxembourg société anonyme (“Westend”), Stichting Administratiekantoor Westend, a Netherlands foundation (“the Stichting”), and Mr. Amaury Wittouck, a Belgium citizen. As of January 11, 2021, Invus Public Equities directly held 750,000 Shares. Invus PE Advisors, as the general partner of Invus Public Equities, controls Invus Public Equities and accordingly may be deemed to beneficially own the Shares held by Invus Public Equities. Artal Treasury, as the managing member of Invus PE Advisors, controls Invus PE Advisors, and accordingly may be deemed to beneficially own the Shares that Invus PE Advisors may be deemed to beneficially own. Artal International, as its Geneva branch is the sole stockholder of Artal Treasury, may be deemed to beneficially own the Shares that Artal Treasury may be deemed to beneficially own. Artal International Management, as the managing partner of Artal International, controls Artal International and, accordingly, may be deemed to beneficially own the Shares that Artal International may be deemed to beneficially own. Artal Group, as the parent company of Artal International Management, controls Artal International Management and, accordingly, may be deemed to beneficially own the Shares that Artal International Management may be deemed to beneficially own. Westend, as the parent company of Artal Group, controls Artal Group and, accordingly, may be deemed to beneficially own the Shares that Artal Group may be deemed to beneficially own. The Stichting, as the majority stockholder of Westend, controls Westend and, accordingly, may be deemed to beneficially own the Shares that Westend may be deemed to beneficially own. Mr. Wittouck, as the sole member of the board of the Stichting, controls the Stichting and, accordingly, may be deemed to beneficially own the Shares that the Stichting may be deemed to beneficially own. The address of the business office of Invus Public Equities and Invus PE Advisors is 750 Lexington Avenue, 30th Floor, New York, NY 10022. The address of the business office of Artal Treasury, Artal Group, Artal International, Artal International Management, Westend, and Mr. Wittouck is Valley Park, 44, Rue de la Vallée, L-2661, Luxembourg. The address of the business office of the Stichting is Claude Debussylaan, 46, 1082 MD Amsterdam, The Netherlands.
(7)	Includes Class A ordinary shares directly owned by Federated Hermes, Inc., based solely on the Schedule 13G jointly filed with the SEC on February 14, 2022 by Federated Hermes, Inc., Voting Shares Irrevocable Trust, Mr. Thomas R. Donahue, Ms. Rhodora J. Donahue, and Mr. J. Christopher Donahue. Federated Hermes, Inc. (the “Parent”) filed the Schedule 13G because it is the parent holding company of Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp. (the “Investment Advisers”), which act as investment advisers to registered investment companies and separate accounts that own shares of common stock in OMEGA ALPHA SPAC (the “Reported Securities”). The Investment Advisers are wholly owned subsidiaries of FII Holdings, Inc., which is wholly owned subsidiary of Federated Hermes, Inc., the Parent. All of the Parent’s outstanding voting stock is held in the Voting Shares Irrevocable Trust (the “Trust”) for which Thomas R. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees (collectively, the “Trustees”). The Trustees have joined in filing this Schedule 13G because of the collective voting control that they exercise over the parent. The address of the principal business office or residence of each of the Reporting Persons is 1001 Liberty Avenue, Pittsburgh, PA 15222.
(8)	Includes Class A ordinary shares directly owned by Alyeska Investment Group, L.P., based solely on the Schedule 13G jointly filed with the SEC on February 14, 2022 by Alyeska Investment Group, L.P., a limited partnership organized under the laws of the State of Delaware (“Alyeska Investment”), Alyeska Fund GP, LLC, a limited liability company organized under the laws of the State of Delaware (“Alyeska Fund”), and Anand Parekh, a USA citizen. The principal office of business of each of the Reporting Persons is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.

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

Item 14.    Principal Accountant Fees and Services

Our independent public accounting firm is WithumSmith+Brown, PC, 506 Carnegie Center, Suite 400, Princeton, NJ 08540, PCAOB Auditor ID # 100.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC (“Withum”), for services rendered.

Audit Fees: Audit fees consist of fees for professional services rendered for the audit of our year ended December 31, 2021, financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees for Withum for professional services rendered for the audit of our annual financial statements, review of the financial information and other required filings with the SEC for year ended December 31, 2021 and for the period from October 26, 2020 (inception) through December 31, 2020 totaled $88,065 and $62,212, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from October 26, 2020 (inception) through December 31, 2020.

Tax Fees: We paid Withum $6,151 for tax planning and tax advice for the year ended December 31, 2021. We did not pay Withum for tax planning and tax advice for the period from October 26, 2020 (inception) through December 31, 2020.

All Other Fees: We did not pay Withum for other services for the year ended December 31, 2021 and for the period from October 26, 2020 (inception) through December 31, 2020.

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items preapproved by such delegated members. Since the company became a publicly listed company all of the services performed by our independent registered public accounting firm were pre-approved by our audit committee.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
(1)	Financial Statements
(2)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (1)

4.1	Specimen Ordinary Share Certificate (2)

4.2	Description of the Registrant’s securities(3)

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)

10.2	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto.(1)

10.3	Private Placement Shares Purchase Agreement between the Registrant and the Sponsor.(1)

10.4	Letter Agreement between the Registrant, the Sponsor and each executive officer and director of the Registrant.(1)

14.1	Code of Conduct and Ethics(3)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 12, 2021.
(2)	Incorporated by reference to the registrant’s Current Report on Form S-1, filed with the SEC on December 21, 2020.
(3)	Incorporated by reference to the registrant’s Form 10-K, filed with the SEC on March 25, 2021.

Item 16.    Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2022

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

Name	Position	Date

/s/ Otello Stampacchia	Chief Executive Officer and Chairman of the Board of Directors	March 29, 2022
Otello Stampacchia	(Principal Executive Officer)

/s/ Francesco Draetta	Chief Financial Officer	March 29, 2022
Francesco Draetta	(Principal Financial and Accounting Officer)

/s/ Michelle Doig	President and Director	March 29, 2022
Michelle Doig

/s/ Daniel Lynch	Director	March 29, 2022
Daniel Lynch

/s/ Martin Babler	Director	March 29, 2022
Martin Babler

/s/ Joseph Slattery	Director	March 29, 2022
Joseph Slattery

/s/ Jan van de Winkel	Director	March 29, 2022
Jan van de Winkel

OMEGA ALPHA SPAC

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2021 and 2020	F-3

Statements of Operations for the year ended December 31, 2021 and for the period from October 26, 2020 (inception) through December 31, 2020	F-4

Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and for the period from October 26, 2020 (inception) through December 31, 2020	F-5

Statements of Cash Flows for the year ended December 31, 2021 and for the period from October 26, 2020 (inception) through December 31, 2020	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Omega Alpha SPAC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Omega Alpha SPAC (the “Company”) as of December 31,2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from October 26, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from October 26, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statement

As discussed in Note 2, to the financial statements, the Company's January 11, 2021 balance sheet has been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by January 11, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 29, 2022

PCAOB ID Number 100.

OMEGA ALPHA SPAC

BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets:
Cash	$517,445	$—
Prepaid expenses	395,794	—
Total current assets	913,239	—
Investments held in Trust Account	138,013,386	—
Deferred offering costs associated with the initial public offering	—	399,211
Total Assets	$138,926,625	$399,211

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$1,927	$265,256
Accrued expenses	53,208	43,047
Note payable - related party	—	98,365
Total current liabilities	55,135	406,668
Deferred underwriting commissions	4,830,000	—
Total liabilities	4,885,135	406,668

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 479,000,000 shares authorized; 13,800,000 and -0- shares issued and outstanding at $10.00 per share at redemption as of December 31, 2021 and December 31, 2020, respectively	138,000,000	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 501,000 and -0- shares issued and outstanding (excluding 13,800,000 and -0- shares subject to possible redemption) as of December 31, 2021 and December 31, 2020, respectively	50	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020	345	345
Additional paid-in capital	—	24,655
Accumulated deficit	(3,958,905)	(32,457)
Total shareholders’ deficit	(3,958,510)	(7,457)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$138,926,625	$399,211

The accompanying notes are an integral part of these financial statements.

OMEGA ALPHA SPAC

STATEMENTS OF OPERATIONS

		For The Period
		From October 26,
		2020 (inception)
	For the Year Ended	through December
	December 31, 2021	31, 2020
General and administrative expenses	$845,116	$32,457
Loss from operations	(845,116)	(32,457)

Income from investments held in Trust Account	13,386	—
Net loss	$(831,730)	$(32,457)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	13,909,192	—
Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.05)	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,437,671	3,000,000
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.05)	$(0.01)

The accompanying notes are an integral part of these financial statements.

OMEGA ALPHA SPAC ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Year Ended December 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	3,450,000	$345	$24,655	$(32,457)	$(7,457)
Sale of private placement shares to Sponsor in private placement	501,000	50	—	—	5,009,950	—	5,010,000
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(5,034,605)	(3,094,718)	(8,129,323)
Net loss	—	—	—	—	—	(831,730)	(831,730)
Balance — December 31, 2021	501,000	$50	3,450,000	$345	$—	$(3,958,905)	$(3,958,510)

For The Period From October 26, 2020 (Inception) Through December 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — October 26, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	3,450,000	345	24,655	—	25,000
Net loss	—	—	—	—	—	(32,457)	(32,457)
Balance — December 31, 2020	—	$—	3,450,000	$345	$24,655	$(32,457)	$(7,457)

The accompanying notes are an integral part of these financial statements.

OMEGA ALPHA SPAC

STATEMENTS OF CASH FLOWS

		For The Period
		From October 26,
	For the Year	2020 (inception)
	Ended	through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(831,730)	$(32,457)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
Income from investments held in Trust Account	(13,386)	—
General and administrative expenses paid by related party under note payable	—	822
Changes in operating assets and liabilities:
Prepaid expenses	(395,794)	—
Accounts payable	(125)	2,052
Accrued expenses	(21,375)	4,583
Net cash used in operating activities	(1,262,410)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(138,000,000)	—
Net cash used in investing activities	(138,000,000)	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	46,209	12,547
Payment of note payable to related party	(144,574)	—
Proceeds received from initial public offering, gross	138,000,000	—
Proceeds received from private placement	5,010,000	—
Offering costs paid	(3,131,780)	(12,547)
Net cash provided by financing activities	139,779,855	—

Net change in cash	517,445	—

Cash - beginning of the period	—	—
Cash - end of the period	$517,445	$—

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$45,000	$263,204
Deferred underwriting commissions	$4,830,000	$—
Offering costs included in accrued expenses	$—	$38,464
Offering costs included in note payable	$—	$84,996

The accompanying notes are an integral part of these financial statements.

OMEGA ALPHA SPAC

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization, Business Operations and Liquidity

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from October 26, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.

The Company’s sponsor is Omega Alpha Management, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 6, 2021. On January 11, 2021, the Company consummated its Initial Public Offering of 13,800,000 Class A ordinary shares (the “Public Shares”), including the 1,800,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $138.0 million, and incurring offering costs of approximately $8.1 million, of which approximately $4.8 million was for deferred underwriting commissions (see Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 501,000 Class A ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.0 million (see Note 4).

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

NOTES TO FINANCIAL STATEMENTS

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

OMEGA ALPHA SPAC

NOTES TO FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $517,000 in its operating bank account and working capital of approximately $858,000 and approximately $13,000 of investment income available in the Trust Account for tax obligations, to the extent any.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $145,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on January 13, 2021. No future borrowings are permitted under this Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2021 and 2020, there were no Working Capital Loans outstanding.

OMEGA ALPHA SPAC

NOTES TO FINANCIAL STATEMENTS

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the consummation of a Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 11, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Restatement of Previously Filed Balance Sheet

In preparation of the Company’s audited financial statements as of and for year ended December 31 2021, the Company concluded it should restate its previously issued financial statement to classify all Class A ordinary shares subject to redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with this balance sheet, the Company revised this interpretation to include temporary equity in net tangible assets.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed balance sheet that contained the error, reported in the Company’s Form 8-K filed with the SEC January 21, 2021 (the “Post-IPO Balance Sheet”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Post-IPO Balance Sheet should be restated to present all outstanding Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to the January 11, 2021, balance sheet that is filed as an exhibit to the Company’s Form 10-K. The previously presented Post-IPO Balance Sheet and should no longer be relied upon.

The following tables summarize the effect of the revision on each financial statement line item as of the date indicated:

				Over-Allotment
			IPO & OA	(Not subscribed at IPO)
Redemption value	$10.00	Total Class A shares	$14,301,000	$—
		Less: Class A shares (PPM)	(501,000)	—
		Redeemable Class A shares	13,800,000	—

		Total redemption value	$138,000,000	$—

OMEGA ALPHA SPAC

NOTES TO FINANCIAL STATEMENTS

	As Previously
As of January 11, 2021	Reported	Adjustment	As Restated
Total assets	$141,039,600	$—	$141,039,600
Total liabilities	$6,198,114	$—	$6,198,114
Class A ordinary shares subject to possible redemption	129,841,480	8,158,520	138,000,000
Preference shares	—	—	—
Class A ordinary shares	132	(82)	50
Class B ordinary shares	345	—	345
Additional paid-in capital	5,063,720	(5,063,720)	3,155,909
Accumulated deficit	(64,191)	(3,094,718)	3,155,909
Total shareholders’ equity (deficit)	$5,000,006	$(8,158,520)	$(3,158,514)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$141,039,600	$—	$141,039,600
Shares of Class A ordinary shares subject to possible redemption	12,984,148	815,852	13,800,000
Shares of Class A non-redeemable ordinary shares	1,316,852	(815,852)	501,000

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 and investments

OMEGA ALPHA SPAC

NOTES TO FINANCIAL STATEMENTS

held in the Trust Account. As of December 31, 2021 and 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021, and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Additionally, the Company’s investments held in the Trust Account are classified as assets that are not current, as such funds are restricted from use until the Business Combination, which the Company has until January 11, 2023, to complete.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheet due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

OMEGA ALPHA SPAC

NOTES TO FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 13,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. There were no Class A ordinary shares outstanding as of December 31, 2020.

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

At December 31, 2021 and 2020, the Company did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the year ended December 31, 2021 and for the period from October 26, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per ordinary share for each class of ordinary shares:

			For The Period From
	For the Year Ended		October 26, 2020 (inception)
	December 31, 2021		through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(666,904)	$(164,826)	$—	$(32,457)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	13,909,192	3,437,671	—	3,000,000

OMEGA ALPHA SPAC

NOTES TO FINANCIAL STATEMENTS

Basic and diluted net loss per ordinary share	$(0.05)	$(0.05)	$—	$(0.01)

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31,2021 and 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company “early adopted” ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements.

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

OMEGA ALPHA SPAC

NOTES TO FINANCIAL STATEMENTS

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of December 31, 2021 and 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

OMEGA ALPHA SPAC

NOTES TO FINANCIAL STATEMENTS

From time to time, certain invoices of the Sponsor (the Company) are paid for by the Company (the Sponsor) and reimbursed to the Company (the Sponsor) at a later date by the Sponsor (the Company).

Note 5 — Commitments and Contingencies

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic, current and anticipating military conflict, sanctions, inflation, and other geopolitical events on the industry and has concluded that while it is reasonably possible that such factors could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 479,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of December 31, 2021, there were 13,800,000 shares of Class A ordinary shares outstanding that were subject to possible

OMEGA ALPHA SPAC

NOTES TO FINANCIAL STATEMENTS

redemption and are classified outside of permanent equity in the balance sheet. There were no Class A ordinary shares issued and outstanding at December 31, 2020.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$138,000,000
Less:
Class A ordinary shares issuance costs	(8,129,323)
Plus:
Accretion of carrying value to redemption value	8,129,323
Class A ordinary shares subject to possible redemption	$138,000,000

Note 7 - Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were no Class A ordinary shares issued and outstanding. As of December 31, 2021, there were 14,301,000 Class A ordinary shares issued and outstanding, of which 13,800,000 were subject to possible redemption and are classified outside of permanent equity in the balance sheet (see Note 6).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On November 2, 2020, the Company issued 3,593,750 Class B ordinary shares. On November 13, 2020, the Sponsor contributed 718,750 Class B ordinary shares back to the Company. On December 29, 2020, the Sponsor transferred 42,000 Founder Shares to each of the Company’s non-employee directors, such number reflecting the adjustment by the share sub-division described below. On January 7, 2021, the Company effected a share sub-division, resulting in an aggregate of 3,450,000 Class B ordinary shares outstanding. All shares and associated amounts have been adjusted and retroactively restated to reflect the share surrender and the share sub-division. Of the 3,450,000 Class B ordinary shares outstanding, an aggregate of up to 450,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement) after the Initial Public Offering (See Note 4). The underwriters fully exercised the over-allotment option on January 7, 2021; thus, these 450,000 Class B ordinary shares were no longer subject to forfeiture. As of December 31, 2021 and 2020, there were 3,450,000 Class B ordinary shares outstanding.

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

OMEGA ALPHA SPAC

NOTES TO FINANCIAL STATEMENTS

Note 8 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. As of December 31, 2020 there were no assets or liabilities measured on a recurring basis.

	Quoted Prices in	Significant	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Mutual funds invested in US Treasury securities	$138,013,386	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the year ended December 31, 2021. Level 1 instruments include investments in mutual funds that invest in U.S. Treasury securities with an original maturity of 185 days or less. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the financial statements.