Form 10-Q
period 2022-06-30
Omega Alpha SPAC
filed 2022-08-12
CIK 1832010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

(857) 268-4429 Registrant’s telephone number, including area code

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

As of August 12, 2022, 14,301,000 Class A ordinary shares, par value $0.0001 per share, and 3,450,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

OMEGA ALPHA SPAC

Form 10-Q

For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

OMEGA ALPHA SPAC

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$195,321	$517,445
Prepaid expenses	236,799	395,794
Total current assets	432,120	913,239
Investments held in Trust Account	138,200,986	138,013,386
Total Assets	$138,633,106	$138,926,625

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$8,301	$1,927
Accrued expenses	—	53,208
Total current liabilities	8,301	55,135
Deferred underwriting commissions	4,830,000	4,830,000
Total liabilities	4,838,301	4,885,135

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 479,000,000 shares authorized; 13,800,000 shares issued and outstanding at $10.01 and $10.00 per share at redemption as of June 30, 2022 and December 31, 2021, respectively	138,100,986	138,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 501,000 shares issued and outstanding (excluding 13,800,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	50	50
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	345	345
Additional paid-in capital	—	—
Accumulated deficit	(4,306,576)	(3,958,905)
Total shareholders’ deficit	(4,306,181)	(3,958,510)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$138,633,106	$138,926,625

The accompanying notes are an integral part of these unaudited condensed financial statements.

OMEGA ALPHA SPAC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$158,647	$203,910	$434,286	$487,952
Loss from operations	(158,647)	(203,910)	(434,286)	(487,952)

Income from investments held in Trust Account	175,298	3,441	187,601	6,428
Net income (loss)	$16,651	$(200,469)	$(246,685)	$(481,524)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	14,301,000	14,301,000	14,301,000	13,510,890
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.00	$(0.01)	$(0.01)	$(0.03)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,450,000	3,450,000	3,450,000	3,425,138
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.00	$(0.01)	$(0.01)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OMEGA ALPHA SPAC

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	501,000	$50	3,450,000	$345	$—	$(3,958,905)	$(3,958,510)
Net loss	—	—	—	—	—	(263,336)	(263,336)
Balance - March 31, 2022 (unaudited)	501,000	50	3,450,000	345	—	(4,222,241)	(4,221,846)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(100,986)	(100,986)
Net income	—	—	—	—	—	16,651	16,651
Balance - June 30, 2022 (unaudited)	501,000	$50	3,450,000	$345	$—	$(4,306,576)	$(4,306,181)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	3,450,000	$345	$24,655	$(32,457)	$(7,457)
Sale of private placement shares to Sponsor in private placement	501,000	50	—	—	5,009,950	—	5,010,000
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(5,034,605)	(3,094,718)	(8,129,323)
Net loss	—	—	—	—	—	(281,055)	(281,055)
Balance - March 31, 2021 (unaudited)	501,000	50	3,450,000	345	—	(3,408,230)	(3,407,835)
Net loss	—	—	—	—	—	(200,469)	(200,469)
Balance - June 30, 2021 (unaudited)	501,000	$50	3,450,000	$345	$—	$(3,608,699)	$(3,608,304)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OMEGA ALPHA SPAC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(246,685)	$(481,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(187,601)	(6,428)
Changes in operating assets and liabilities:
Prepaid expenses	158,996	(623,931)
Due from related party, net	—	(15,241)
Accounts payable	6,374	16,112
Accrued expenses	(8,208)	(4,583)
Net cash used in operating activities	(277,124)	(1,115,595)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(138,000,000)
Net cash used in investing activities	—	(138,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	46,209
Payment of note payable to related party	—	(144,574)
Proceeds received from initial public offering, gross	—	138,000,000
Proceeds received from private placement	—	5,010,000
Offering costs paid	(45,000)	(3,131,780)
Net cash provided by (used in) financing activities	(45,000)	139,779,855

Net change in cash	(322,124)	664,260

Cash - beginning of the period	517,445	—
Cash - end of the period	$195,321	$664,260

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions	$—	$4,830,000
Offering costs included in accrued expenses	$—	$70,000
Reversal of offering costs included in accrued expenses in prior year	$—	$(38,464)

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from October 26, 2020 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $195,000 in its operating bank account and working capital of approximately $424,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of approximately $145,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on January 13, 2021. No future borrowings are permitted under this Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022, there were no Working Capital Loans outstanding.

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the consummation of a Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with the FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 11, 2023. Management plans to complete a business combination prior to the end of the Combination Period.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

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

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

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

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 13,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Under ASC 480-10S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in the redemption value of Class A ordinary shares subject to possible redemption as reflected on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

At June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net loss per ordinary share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per ordinary share for each class of ordinary shares:

	For the Three Months		For the Six Months
	Ended June 30, 2022		Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income (loss)	$13,415	$3,236	$(198,740)	$(47,945)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,301,000	3,450,000	14,301,000	3,450,000

Basic and diluted net income (loss) per ordinary share	$0.00	$0.00	$(0.01)	$(0.01)

	For the Three Months		For the Six Months
	Ended June 30, 2021		Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(161,507)	$(38,962)	$(384,141)	$(97,383)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,301,000	3,450,000	13,510,890	3,425,138

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions imposed in response thereto, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities.

Management continues to evaluate the impact of these types of risks and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 479,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of June 30, 2022 and December 31, 2021, there were 13,800,000 shares of Class A ordinary shares outstanding that were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$138,000,000
Less:
Class A ordinary shares issuance costs	(8,129,323)
Plus:
Accretion of carrying value to redemption value	8,129,323
Class A ordinary shares subject to possible redemption as of December 31, 2021	$138,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	100,986
Class A ordinary shares subject to possible redemption as of June 30, 2022	$138,100,986

Note 7 - Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 14,301,000 Class A ordinary shares issued and outstanding, of which 13,800,000 were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets (see Note 6).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On November 2, 2020, the Company issued 3,593,750 Class B ordinary shares. On November 13, 2020, the Sponsor contributed 718,750 Class B ordinary shares back to the Company. On December 29, 2020, the Sponsor transferred 42,000 Founder Shares to each of the Company’s non-employee directors, such number reflecting the adjustment by the share sub-division described below. On January 7, 2021, the Company effected a share sub-division, resulting in an aggregate of 3,450,000 Class B ordinary shares outstanding. All shares and associated amounts have been adjusted and retroactively restated to reflect the share surrender and the share sub-division. Of the 3,450,000 Class B ordinary shares outstanding, an aggregate of up to 450,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement) after the Initial Public Offering (See Note 4). The underwriters fully exercised the over-allotment option on January 7, 2021; thus, these 450,000 Class B ordinary shares were no longer subject to forfeiture. As of June 30, 2022 and December 31, 2021, there were 3,450,000 Class B ordinary shares outstanding.

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

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 – Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022

	Quoted Prices in	Significant	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Mutual funds invested in U.S. Treasury securities	$138,200,986	$—	$—

December 31, 2021

	Quoted Prices in	Significant	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Mutual funds invested in U.S. Treasury securities	$138,013,386	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the six months ended June 30, 2022 and 2021. Level 1 instruments include investments in mutual funds that invest in U.S. Treasury securities with an original maturity of 185 days or less. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations, assumptions and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us. No assurance can be given that future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements will be achieved, and actual results, levels of activity, performance or achievements could be affected by one or more factors, which could cause them to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Upon the closing of the Initial Public Offering and Private Placement, $138.0 million ($10.00 per share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in the trust account (the “Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and will only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the assets held in the Trust Account. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied toward consummating a business combination. As of June 30, 2022, the balance of the Trust Account was approximately $138.2 million.

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

As indicated in the accompanying unaudited condensed financial statements, we had approximately $195,000 held outside the Trust Account that is available to us to fund our working capital requirements and approximately $138.2 million held inside the Trust Account. We cannot assure you that our plan to complete our initial business combination will be successful.

Results of Operations

Since the closing of our Initial Public Offering, our activity has been limited to evaluating and searching for business combination candidates. As of June 30, 2022, we had not identified any business combination target. We generated non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We expect to continue to incur expenses as a result of being a public company (for legal fees; financial reporting; accounting and auditing compliance), as well as increase expenses for due diligence expenses.

For the three months ended June 30, 2022, we had net income of approximately $17,000, which consisted of approximately $175,000 of income from investments held in our Trust Account, partially offset by approximately $159,000 in general and administrative costs.

For the three months ended June 30, 2021, we had net loss of approximately $200,000, which consisted of approximately $204,000 in general and administrative costs, partially offset by approximately $3,000 of income from investments held in our Trust Account.

For the six months ended June 30, 2022, we had net loss of approximately $247,000, which consisted of approximately $434,000 in general and administrative costs, partially offset by approximately $188,000 of income from investments held in our Trust Account.

For the six months ended June 30, 2021, we had net loss of approximately $482,000, which consisted of approximately $488,000 in general and administrative costs, partially offset by approximately $6,000 of income from investments held in our Trust Account.

Liquidity and Capital Resources

As of June 30, 2022, we had approximately $195,000 in our operating bank account and a working capital of approximately $424,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for our issuance of certain Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), a loan of approximately $98,000 through December 31, 2020 and approximately $145,000 in total of loans prior to the Initial Public Offering from our Sponsor pursuant to a promissory note (the “Note”), and since the Initial Public Offering, the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on January 13, 2021. No future borrowings are permitted under this Note. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2022 and December 31, 2021, there were no working capital loans outstanding.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account (including interest accrued thereon), in connection with our business combination and to pay our expenses relating thereto, including a deferred underwriting commission payable to the underwriters from our Initial Public Offering upon consummation of our initial business combination. To the extent that our ordinary shares are used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we may incur prior to the completion of our initial business combination, if the funds available to us outside of the Trust Account are insufficient to cover such expenses.

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

If our estimates of the costs of undertaking the aforementioned activities are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert/redeem a significant number of our Public Shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Contractual Obligations

As of June 30, 2022 and December 31, 2021, we did not have any lease obligations or purchase obligations.

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

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions imposed in response thereto, could have a material adverse effect on our ability to complete a business combination and the value of our Company’s securities.

Management continues to evaluate the impact of these types of risks and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on our financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 13,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

Under ASC 480-10S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, we recognized changes in the redemption value as a deemed dividend as reflected on the unaudited condensed statements of changes in shareholders’ deficit contained in Part 1 Item 1 contained herein.

Net income (loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of ordinary shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares, which assumes a business combination as the most likely outcome. Net loss per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

At June 30, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on March 30, 2022, the risks described in Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the SEC on May 13, 2022, and the risk factors set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. You should review the risk factors below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Report. We may disclose changes to such factors from time to time in our future filings with the SEC.

Risks Related to Our Business and Financial Position

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

General Risk Factors

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, including in Europe and Asia. Our ability to identify a suitable target and to consummate our initial business combination may be negatively impacted by worldwide economic and geopolitical conditions, particularly if such conditions are prolonged or worsen.

Economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as Russia’s invasion of Ukraine and growing tensions between the U.S. and China, and economic challenges caused by the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally as well as:

●	falling overall demand for goods and services, leading to reduced profitability;
●	reduced credit availability;
●	higher borrowing costs;
●	reduced liquidity;
●	volatility in credit, equity and foreign exchange markets; and
●	bankruptcies.

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, including the ongoing war between Russian and Ukraine, it is impossible to predict the extent to which our ability to identify a suitable target and consummate an initial business combination will be impacted. The extent and duration of these market disruptions, whether as a result of the war between Russia and Ukraine, geopolitical tensions, record inflation or otherwise, are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021.

These developments may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial business combination, as well as leading to an increase in the number of public stockholders exercising redemption rights in connection therewith.

Recent volatility in capital markets and lower market prices for our securities may affect our ability to obtain financing for our initial business combination through sales of shares of our common stock or issuance of indebtedness.

With uncertainty in the capital markets and other factors, financing for our initial business combination may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our initial business combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our initial business combination.

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

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $4.83 million in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated) and our Initial Public Offering expenses, $138.0 million of the net proceeds from our Initial Public Offering and the Private Placement of the private placement shares ($17,445 or $10.00 per share sold in our Initial Public Offering) was placed in the trust account. As of the year ended December 31, 2021, we had $517,445 in cash held outside the trust account to fund our working capital requirements. The net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement shares are held in the trust account and are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

PART III

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 12 th day of August, 2022.

OMEGA ALPHA SPAC

By:	/s/ Otello Stampacchia
Name: Otello Stampacchia
Title: Chief Executive Officer

By:	/s/ Francesco Draetta
Name: Francesco Draetta
Title: Chief Financial Officer