Form 10-Q/A
period 2022-03-31
Omega Alpha SPAC
filed 2022-09-16
CIK 1832010

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

As of September 16, 2022, 14,301,000 Class A ordinary shares, par value $0.0001 per share, and 3,450,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to Omega Alpha SPAC unless the context otherwise indicates.

This Amendment No. 1 to the Quarterly Report on Form  10-Q/A (this “Amendment No. 1”) amends the Quarterly Report on Form  10-Q of Omega Alpha SPAC (the “Company”) as of and for the quarterly period ended March 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on May 13, 2022 (the “Original 10-Q Filing”).

The Company has been informed by the SEC on September 9, 2022 of an error resulting from the omission of the introductory language in the Certifications 31.1 and 31.2 referring to internal control over financial reporting in paragraph 4 and paragraph 4(b) language referring to internal control over financial reporting included in the Original 10-Q Filing.

We are filing this Amendment No. 1 to amend and restate the Original 10-Q Filing with modification as necessary to reflect the changes in the Certifications. The following items have been amended:

Exhibit 31.1. Certification of Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

Exhibit 31.2. Certification of Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 16th day of September, 2022.

OMEGA ALPHA SPAC

By:	/s/ Otello Stampacchia
Name: Otello Stampacchia
Title: Chief Executive Officer

By:	/s/ Francesco Draetta
Name: Francesco Draetta
Title: Chief Financial Officer