Form 10-Q/A
period 2022-06-30
Omega Alpha SPAC
filed 2022-09-16
CIK 1832010

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

This Amendment No. 1 to the Quarterly Report on Form  10-Q/A (this “Amendment No. 1”) amends the Quarterly Report on Form  10-Q of Omega Alpha SPAC (the “Company”) as of and for the quarterly period ended June 30, 2022, as filed with the Securities and Exchange Commission (“SEC”) August 12, 2022 (the “Original 10-Q Filing”).

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