Form 10-Q
period 2022-09-30
Omega Alpha SPAC
filed 2022-11-14
CIK 1832010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 14,301,000 Class A ordinary shares, par value $0.0001 per share, and 3,450,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

OMEGA ALPHA SPAC

Form 10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

OMEGA ALPHA SPAC

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$148,790	$517,445
Prepaid expenses	122,080	395,794
Total current assets	270,870	913,239
Investments held in Trust Account	138,810,288	138,013,386
Total Assets	$139,081,158	$138,926,625

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$42,752	$1,927
Accrued expenses	—	53,208
Total current liabilities	42,752	55,135
Deferred underwriting commissions	4,830,000	4,830,000
Total liabilities	4,872,752	4,885,135

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 479,000,000 shares authorized; 13,800,000 shares issued and outstanding at $10.05 and $10.00 per share at redemption as of September 30, 2022 and December 31, 2021, respectively	138,710,288	138,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 501,000 shares issued and outstanding (excluding 13,800,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	50	50
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,450,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	345	345
Additional paid-in capital	—	—
Accumulated deficit	(4,502,277)	(3,958,905)
Total shareholders’ deficit	(4,501,882)	(3,958,510)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$139,081,158	$138,926,625

The accompanying notes are an integral part of these unaudited condensed financial statements.

OMEGA ALPHA SPAC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$195,701	$173,653	$629,986	$661,605
Loss from operations	(195,701)	(173,653)	(629,986)	(661,605)

Income from investments held in Trust Account	609,302	3,479	796,902	9,907
Net income (loss)	$413,601	$(170,174)	$166,916	$(651,698)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	14,301,000	14,301,000	14,301,000	13,777,154
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.02	$(0.01)	$0.01	$(0.04)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,450,000	3,450,000	3,450,000	3,433,516
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.02	$(0.01)	$0.01	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OMEGA ALPHA SPAC

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	501,000	$50	3,450,000	$345	$—	$(3,958,905)	$(3,958,510)
Net loss	—	—	—	—	—	(263,336)	(263,336)
Balance - March 31, 2022 (unaudited)	501,000	50	3,450,000	345	—	(4,222,241)	(4,221,846)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(100,986)	(100,986)
Net income	—	—	—	—	—	16,651	16,651
Balance - June 30, 2022 (unaudited)	501,000	50	3,450,000	345	—	(4,306,576)	(4,306,181)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(609,302)	(609,302)
Net income	—	—	—	—	—	413,601	413,601
Balance - September 30, 2022 (unaudited)	501,000	$50	3,450,000	$345	$—	$(4,502,277)	$(4,501,882)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	3,450,000	$345	$24,655	$(32,457)	$(7,457)
Sale of private placement shares to Sponsor in private placement	501,000	50	—	—	5,009,950	—	5,010,000
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(5,034,605)	(3,094,718)	(8,129,323)
Net loss	—	—	—	—	—	(281,055)	(281,055)
Balance - March 31, 2021 (unaudited)	501,000	50	3,450,000	345	—	(3,408,230)	(3,407,835)
Net loss	—	—	—	—	—	(200,469)	(200,469)
Balance - June 30, 2021 (unaudited)	501,000	50	3,450,000	345	—	(3,608,699)	(3,608,304)
Net loss	—	—	—	—	—	(170,174)	(170,174)
Balance - September 30, 2021 (unaudited)	501,000	$50	3,450,000	$345	$—	$(3,778,873)	$(3,778,478)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OMEGA ALPHA SPAC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$166,916	$(651,698)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(796,902)	(9,907)
Changes in operating assets and liabilities:
Prepaid expenses	273,714	(506,509)
Due from related party	—	(1,063)
Accounts payable	40,825	35,459
Accrued expenses	(8,208)	(4,583)
Net cash used in operating activities	(323,655)	(1,138,301)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(138,000,000)
Cash used in investing activities	—	(138,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	46,209
Payment of note payable to related party	—	(144,574)
Proceeds received from initial public offering, gross	—	138,000,000
Proceeds received from private placement	—	5,010,000
Offering costs paid	(45,000)	(3,131,780)
Net cash provided by (used in) financing activities	(45,000)	139,779,855

Net change in cash	(368,655)	641,554

Cash - beginning of the period	517,445	—
Cash - end of the period	$148,790	$641,554

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions	$—	$4,830,000
Offering costs included in accrued expenses	$—	$70,000
Reversal of offering costs included in accrued expenses in prior year	$—	$(38,464)

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from October 26, 2020 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.

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

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $149,000 in its operating bank account a and working capital of approximately $228,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), and the loan of approximately $145,000 from the Sponsor pursuant to the Note (as defined in Note 4). The Company fully repaid the Note on January 13, 2021. No future borrowings are permitted under this Note. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity was and will be satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account and Working Capital Loans (as defined in Note 4). In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside of the Trust Account as of September 30, 2022 and December 31, 2021.

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

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 13,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

At September 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months		For the Nine Months
	Ended September 30, 2022		Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$333,215	$80,386	$134,475	$32,441

Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,301,000	3,450,000	14,301,000	3,450,000

Basic and diluted net income per ordinary share	$0.02	$0.02	$0.01	$0.01

	For the Three Months		For the Nine Months
	Ended September 30, 2021		Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(137,100)	$(33,074)	$(521,685)	$(130,013)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,301,000	3,450,000	13,777,154	3,433,516

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. To the extent it may apply in a deSPAC transaction, the excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 479,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of September 30, 2022 and December 31, 2021, there were 13,800,000 shares of Class A ordinary shares outstanding that were subject to possible redemption and are classified outside of permanent deficit in the condensed balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$138,000,000
Less:
Class A ordinary shares issuance costs	(8,129,323)
Plus:
Accretion of carrying value to redemption value	8,129,323
Class A ordinary shares subject to possible redemption as of December 31, 2021	$138,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	710,288
Class A ordinary shares subject to possible redemption as of September 30, 2022	$138,710,288

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 14,301,000 Class A ordinary shares issued and outstanding, of which 13,800,000 were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets (see Note 6).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On November 2, 2020, the Company issued 3,593,750 Class B ordinary shares. On November 13, 2020, the Sponsor contributed 718,750 Class B ordinary shares back to the Company. On December 29, 2020, the Sponsor transferred 42,000 Founder Shares to each of the Company’s non-employee directors, such number reflecting the adjustment by the share sub-division described below. On January 7, 2021, the Company effected a share sub-division, resulting in an aggregate of 3,450,000 Class B ordinary shares outstanding. All shares and associated amounts have been adjusted and retroactively restated to reflect the share surrender and the share sub-division. Of the 3,450,000 Class B ordinary shares outstanding, an aggregate of up to 450,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement) after the Initial Public Offering (See Note 4). The underwriters fully exercised the over-allotment option on January 7, 2021; thus, these 450,000 Class B ordinary shares were no longer subject to forfeiture. As of September 30, 2022 and December 31, 2021, there were 3,450,000 Class B ordinary shares outstanding.

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

OMEGA ALPHA SPAC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 – Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2022

	Quoted Prices in	Significant	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Mutual funds invested in U.S. Treasury securities	$138,810,288	$—	$—

December 31, 2021

	Quoted Prices in	Significant	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Mutual funds invested in U.S. Treasury securities	$138,013,386	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the nine months ended September 30, 2022 and 2021. Level 1 instruments include investments in mutual funds that invest in U.S. Treasury securities with an original maturity of 185 days or less. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

Overview

We are a blank check company incorporated on October 26, 2020, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. While we may pursue an acquisition opportunity in any business or industry, we are focusing on the healthcare or healthcare-related industries to capitalize on the expertise and capabilities of our management team in order to create long-term shareholder value. In particular, we are targeting North American or European companies in the biotechnology sector where our management has extensive investment experience. Our sponsor is Omega Alpha Management, a Cayman Islands limited liability company (the “Sponsor”).

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

As indicated in the accompanying unaudited condensed financial statements, we had approximately $149,000 held outside the Trust Account that is available to us to fund our working capital requirements and approximately $138.8 million held inside the Trust Account. We cannot assure you that our plan to complete our initial business combination will be successful.

Results of Operations

Since the closing of our Initial Public Offering, our activity has been limited to evaluating and searching for business combination candidates. As of September 30, 2022, we had not identified any business combination target. We generated non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We expect to continue to incur expenses as a result of being a public company (for legal fees; financial reporting; accounting and auditing compliance), as well as increase expenses for due diligence expenses.

For the three months ended September 30, 2022, we had net income of approximately $414,000, which consisted of approximately $609,000 of income from investments held in our Trust Account, partially offset by approximately $196,000 in general and administrative costs.

For the three months ended September 30, 2021, we had net loss of approximately $170,000, which consisted of approximately $174,000 in general and administrative costs, partly offset by approximately $3,000 investment income from our Trust Account.

For the nine months ended September 30, 2022, we had net income of approximately $167,000, which consisted of approximately $797,000 of income from investments held in our Trust Account, partially offset by approximately $630,000 in general and administrative costs.

For the nine months ended September 30, 2021, we had net loss of approximately $652,000, which consisted of approximately $662,000 in general and administrative costs, partly offset by approximately $10,000 investment income from our Trust Account.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $149,000 in our operating bank account and a working capital of approximately $228,000.

Our liquidity needs until our initial public offering were satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for our issuance of certain Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), a loan of approximately $98,000 through December 31, 2020 and approximately $145,000 in total of loans prior to the Initial Public Offering from our Sponsor pursuant to a promissory note (the “Note”). We fully repaid the Note on January 13, 2021. No future borrowings are permitted under this Note. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2022 and December 31, 2021, there were no working capital loans outstanding.

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

Contractual Obligations

As of September 30, 2022 and December 31, 2021, we did not have any lease obligations or purchase obligations.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 13,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

Under ASC 480-10S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, we recognized changes in the redemption value as a an increase in redemption value of Class A ordinary shares subject to possible redemption as reflected on the unaudited condensed statements of changes in shareholders’ deficit contained in Part 1 Item 1 contained herein.

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

At September 30, 2022 and 2021, we did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in our earnings. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the period ended December 31, 2021, filed with the SEC on March 30, 2022, the risks described in Part II, Item 1A, Risk Factors of our Quarterly Reports on Form 10-Q for the period ended March 31, 2022 and June 30, 2022, filed with the SEC on May 13, 2022 and August 12, 2022, and the risk factors set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. You should review the risk factors below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Report. We may disclose changes to such factors from time to time in our future filings with the SEC.

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

The Company may be deemed a “foreign person” under the regulations relating to the Committee on Foreign Investment in the United States (“CFIUS”), and any business combination may be subject to U.S. foreign investment regulations and review by CFIUS or another U.S. government entity.

Our sponsor, Omega Alpha Management, is controlled by and has substantial ties with non-U.S. persons in Italy and Switzerland. Certain federally licensed businesses in the United States are subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving “foreign persons” to determine the effect of such transactions on U.S. national security. Therefore, because we may be considered a “foreign person” under such rules and regulations, we could be subject to foreign ownership restrictions and/or CFIUS review if our proposed business combination is between us and a U.S. target company engaged in a regulated industry or which may affect national security.

The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, noncontrolling investments in sensitive U.S. businesses. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory CFIUS filings. It is unclear at this stage whether our potential business combination will fall within CFIUS’s jurisdiction, and if so, whether we would be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS. If we seek CFIUS review prior to the completion of our initial business combination, we may be subject to substantial delays and increased transaction costs. If we are required to undergo a CFIUS review following the completion of our initial business combination, in addition to any conditions or divestiture requirements imposed on us, we may incur substantial costs in connection therewith. Other possible foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

We are subject to SPAC Rule Proposals relating to how the funds in the Trust Account are currently being held.

With respect to the regulation of special purpose acquisition companies like the Company (“SPACs”), on March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we may, and likely will, on or prior to the 24-month anniversary of the effective date of the registration statement filed in connection with our IPO (the “IPO Registration Statement”), should our Company continue to exist to such date, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of deSPAC or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction  Act of 2022 (H.R. 5376) (the “IRA”) , which among other things, beginning in 2023, will impose a 1% excise tax on any domestic corporation that repurchases or buybacks public company stock  after December 31, 2022 (the “Excise Tax”). To the extent it may apply, the company is assessing the potential impact of the Act.

The total taxable value of shares repurchased is reduced by the fair market value of and newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Shareholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. There are two possible scenarios in which redemption rights come into play. First, they can be exercised by the shareholders themselves because they are exiting the transaction, or second, they can be triggered because the SPAC did not find a target with which to merge. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination, unless an exemption is available. Issuances of securities in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Moreover, the fair market value of any stock redeemed may exceed the fair market value of any stock issued. Consequently, Excise Tax may reduce the amount of cash we have available to complete a business combination and may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain. The Company will continue to assess the potential impact of the IR Act and the impact on SPACs.

General Risk Factors

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

* Filed herewith.

**Furnished herewith.

PART III

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 14th day of November, 2022.

OMEGA ALPHA SPAC

By:	/s/ Otello Stampacchia
Name: Otello Stampacchia
Title: Chief Executive Officer

By:	/s/ Francesco Draetta
Name: Francesco Draetta
Title: Chief Financial Officer